Form 10-Q
period 2023-11-30
Pineapple Financial Inc.
filed 2024-01-16
CIK 1938109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 001-41738

PINEAPPLE FINANCIAL INC.

(Exact name of registrant as specified in its charter)

Canada	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 200, 111 Gordon Baker Road

North York, Ontario M2H 3R1

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (416) 669-2046

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Shares, no par value	PAPL	NYSE American

The number of shares of the registrant’s common stock issued and outstanding, as of January 12, 2024 was 7,181,979.

PINEAPPLE FINANCIAL INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.” These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management’s current expectations and beliefs, which management believes are reasonable. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	the timing of the development of future services,

●	projections of revenue, earnings, capital structure and other financial items,

●	statements regarding the capabilities of our business operations,

●	statements of expected future economic performance,

●	statements regarding competition in our market, and

●	assumptions underlying statements regarding us or our business.

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the “SEC.” You should consider carefully the statements under this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

1

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Pineapple Financial Inc.

Condensed Interim Consolidated Financial Statements (Unaudited)

For the three month period ended November 30, 2023

(Expressed in US Dollars)

Pineapple Financial Inc.

Condensed Interim Consolidated Balance Sheets - Unaudited

(Expressed in US Dollars)

		November 30, 2023 (Unaudited)	August 31, 2023
As at:
Assets
Current assets
Cash		$2,341,537	$720,365
Trade and other receivables	Note 13	871,279	758,988
Prepaid expenses and deposits		206,177	218,150
		3,418,993	1,697,503

Investments	Note 4	9,976	10,013
Right-of-use asset	Note 10	923,450	960,377
Property and equipment	Note 5	220,800	242,091
Intangible assets	Note 6	1,851,519	1,718,954
		$6,424,738	$4,628,938

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities		$469,552	$605,319
Loan	Note 17	517,467	430,098
Current portion of lease liability	Note 10	144,446	138,372
		1,131,465	1,173,790

Deferred government incentive	Note 13	710,867	699,627
Lease liability	Note 10	928,150	969,589
Warrant liability	Note 8	37,848	-
		$2,808,330	$2,843,005

Shareholders’ Equity
Common shares, no par value; unlimited authorized; 7,181,979 issued and outstanding shares as of November 30, 2023 and 6,306,979 as at August 31, 2023.	Note 7	7,606,685	4,903,031
Additional paid-in capital	Note 8,9	2,955,944	2,955,944
Accumulated other comprehensive loss		(393,149)	(417,727)
Accumulated deficit		(6,553,072)	(5,655,315)
		3,616,408	1,785,933
		$6,424,738	$4,628,938

Description of business (note 1)
Contingencies and commitments (note 15)
Subsequent events (note 18)

Approved on behalf of Board of Directors

“Shuba Dasgupta”	“Drew Green”

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss - Unaudited

(Expressed in US Dollars)

		Three Months Ended
For the period ended:		November 30, 2023 (Unaudited)	November 30, 2022 (Unaudited)

Net Revenue	Note 16	$569,355	$892,024

Expenses
Selling, general and administrative	Note 11	560,151	699,724
Advertising and marketing		133,470	121,567
Salaries, wages and benefits		644,273	657,317
Interest expense and bank charges		21,407	21,448
Depreciation	Note 5,6,10	137,427	88,368
Government based incentive	Note 13	(51,047)	-
Share-based compensation	Note 9	-	65,674
Total expenses		$1,445,681	$1,654,098

Loss from operations
Foreign exchange gain (loss)		(10,691)	-
Change in fair value of warrant liability	Note 8	(10,740)	-

Loss before income taxes		$(897,757)	$(762,073)

Income taxes (recovery) expense		-	-

Net loss		(897,757)	(762,073)

Foreign currency translation adjustment		24,578	(73,232)

Net loss and comprehensive loss		$(873,179)	$(835,305)

Loss per share - basic and diluted ($)		(0.14)	(0.12)
Weighted average number of common shares outstanding - basic and diluted		6,566,594	6,306,979

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity - Unaudited

(Expressed in US Dollars)

		Additional	Accumulated
	Common	Paid in	other	Accumulated	Total
	Shares	Capital	comprehensive	(deficit)	shareholders’
	(note 7)	(note 8 and 9)	loss	earnings	equity
	$	$	$	$	$
Balance, August 31, 2022	4,903,031	2,922,853	(353,218)	(2,846,278)	4,626,388
Share-based compensation	-	65,674	-	-	65,674
Foreign exchange translation	-	-	(73,232)	-	(73,232)
Net loss	-	-	-	(762,073)	(762,073)
Balance, November 30, 2022	4,903,031	2,988,527	(426,450)	(3,608,351)	3,856,757

Balance, August 31, 2023	4,903,031	2,955,944	(417,727)	(5,655,315)	1,785,933
Shares issued on Initial Public offering on November 3, 2023	2,751,937				2,751,937
Warrants issued related to Initial Public Offering	(48,283)	-	-	-	(48,283)
Foreign exchange translation	-	-	24,578	-	24,578
Net loss	-	-		(897,757)	(897,757)
Balance, November 30, 2023	7,606,685	2,955,944	(393,149)	(6,553,072)	3,616,408

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Cash Flow - Unaudited

(Expressed in US Dollars)

		Three Months Ended
For the period ended:		November 30, 2023 (Unaudited)	November 30, 2022 (Unaudited)
		$	$
Cash provided by (used for) the following activities

Operating activities
Net (loss) income and comprehensive (loss) income		(897,757)	(762,073)
Adjustments for the following non-cash items:
Depreciation of property and equipment	Note 5	15,067	15,556
Depreciation of intangible assets	Note 6	89,483	40,851
Depreciation on right of use asset	Note 10	32,877	26,446
Interest expense on lease liability	Note 10	(16,179)	(14,687)
Share-based compensation	Note 9	-	65,674
Foreign exchange gain (loss)		(10,691)
Change in fair value of warrant liability	Note 8	(10,740)	-
Net changes in non-cash working capital balances:
Trade and other receivables		(112,290)	(11,500)
Prepaid expenses and deposits		11,974	4,306
Accounts payable and accrued liabilities		(124,526)	(595,480)
Income taxes receivable		-	71,078
		(1,022,782)	(1,159,829)

Financing activities
Advances received from related parties Proceeds from the loan	Note 17	87,369	-
Share capital issuance	Note 7	2,731,658	-
Lease payments Repayment of lease obligations	Note 10	(40,633)	(15,008)
		2,778,394	(15,008)

Investing activities
Additions to intangible assets	Note 6	(266,825)	(284,589)
Additions to property and equipment	Note 5	(2,032)	(39,678)
		(268,857)	(324,267)

Net change in cash		1,486,755	(1,499,104)
Effect of changes in foreign exchange rates		134,418	(15,869)
Cash, beginning of period		720,365	3,896,839
Cash, end of period		2,341,537	2,381,866

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2023 - Unaudited

(Expressed in US Dollars)

1. Description of business

Pineapple Financial Inc. (the” Company”) is a leader in the Canadian mortgage industry, breaking the mold by focusing on both the long-term success of agents and brokerages, as well as the overall experience of homeowners. With over 600 brokers within the network, the Company utilizes cutting-edge cloud-based tools and AI-driven systems to enable its brokers to help Canadians realize their ultimate dream, owning a home.

The Company was incorporated in 2006, under the Ontario Business Corporations Act. The Company’s head office is located at 200-111 Gordon Baker Road, Toronto, Ontario, M2H 3R1 Canada and its securities are publicly listed on the New York Stock Exchange American (NYSEAmerican) under ticker “PAPL”. The Company completed an Initial Public Offering on October 31, 2023 for gross proceeds of $3,500,000 and the first day of trading was November 1, 2023.

Impact from the global inflationary pressures leading to higher interest rates

During the first quarter of 2024, due to inflationary pressures that were felt around the globe, central banks all over the world increased interest rates steadily to reduce these pressures. The impact on the real estate market has been to reduce the price wars, bidding, and control over the runaway prices. This has led to modifications in all businesses associated with real estate including the Company. With the interest rates increases which reduces prices has led to reduced volume for the Company. It is unknown how long the increased interest rates will last. The Company determined that there were no material expectations of increased credit losses, and no material indicators of impairment of long-term assets.

2. Significant accounting policies

Basis of Presentation

The Company’s condensed interim consolidated financial statements have been prepared in accordance with US Generally Accepted Accounting Principles (“GAAP”) and Securities and Exchange Commission (“SEC”) rules and regulations and include the accounts of the Company and its consolidated subsidiaries. These unaudited condensed interim consolidated financial statements do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended August 31, 2023. Accordingly, accounting policies, estimates, and judgements applied are the same as those applied in the Company’s financial statements for the year ended August 31, 2023, unless otherwise indicated. The Company assesses its accounting estimates and judgements every reporting period.

The condensed interim consolidated financial statements were authorized for issue by the Board of Directors on January 16, 2024.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2023 - Unaudited

(Expressed in US Dollars)

2. Significant accounting policies (continued)

Basis of preparation, functional and presentation currency

The condensed interim consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business on the historical cost basis except for certain financial instruments that are measured at fair value. Historical cost is generally based on the fair value of the consideration given in exchange for assets.

All financial information is presented in US Dollars (“USD”) as the Company’s presentation currency and functional currency is in Canadian Dollars (“CAD”). The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual year-end consolidated financial statements for the year ended August 31, 2023. It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim period has been made, and all adjustments are of a recurring nature or a description of the nature of and any amount of any adjustments other than normal recurring nature has been stated. Sufficient disclosures have been so as to not make the interim financial information misleading. There are no prior-period adjustments in these condensed interim consolidated financial statements.

Operating segments

The Company operates as one operating segment which is reported in a manner consistent with the internal reporting provided to the chief operating decision-makers. The chief operating decision-makers are responsible for the allocation of resources and assessing the performance of the consolidated operating segment and have been identified as the CEO and CFO of the Company.

Basis of consolidation

The condensed interim consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Pineapple Insurance Inc and Pineapple National Inc. All transactions with the subsidiary and any intercompany balances, gains or losses have been eliminated upon consolidation. The subsidiaries have a CAD functional currency and accounting policies have been applied consistently to the subsidiaries.

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2023 - Unaudited

(Expressed in US Dollars)

3. Significant accounting judgments, estimates and assumptions (continued)

Useful life of Assets

Significant judgement is involved in determination of useful life for the property plant and equipment and intangible assets. Management assesses the reasonability of the useful life on an annual basis to record the depreciation of the intangibles and property plant and equipment.

4. Investments

During the year ended August 31, 2021, the Company purchased an investment in a private company. The Company holds a 5% interest with no significant influence. The investment is recorded at FVTPL using level 3 inputs. The valuation of the Company’s investment is determined based on the most recent private placement financing completed. As at November 30, 2023, the Company recognized a $Nil change in fair value (2022- $nil). Change in fair value during the current period due to foreign exchange translation.

5. Property and equipment

The Company’s property and equipment consist of laptops, furniture and office equipment.

Property and equipment
Cost
Balance, August 31, 2022	$296,999
Additions	62,073
Translation adjustment	(9,789)
Balance, August 31, 2023	$349,283
Additions	2,032
Translation adjustment	(1,367)
Balance, November 30, 2023	$349,948

Accumulated depreciation
Balance, August 31, 2022	$49,334
Depreciation	67,674
Translation adjustment	(9,816)
Balance, August 31, 2023	$107,192
Depreciation	15,067
Translation adjustment	6,889
Balance, November 30, 2023	$129,148

Net carrying value
November 30, 2023	$220,800
August 31, 2023	$242,091

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2023 - Unaudited

(Expressed in US Dollars)

6. Intangible assets

The intangible assets additions in the current period are related to development costs capitalized for internally generated software with a useful life of 5 years.

Intangible assets
Cost
Balance, August 31, 2022	$779,490
Additions	1,300,225
Translation adjustment	(22,190)
Balance, August 31, 2023	$2,057,525
Additions	266,825
Translation adjustment	(45,538)
Balance, November 30, 2023	$2,278,812

Accumulated depreciation
Balance, August 31, 2022	$77,102
Depreciation	265,150
Translation adjustment	(3,681)
Balance, August 31, 2023	$338,571
Depreciation	89,483
Translation adjustment	(761)
Balance, November 30, 2023	$427,293

Net carrying value
November 30, 2023	$1,851,519
August 31, 2023	$1,718,954

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2023 - Unaudited

(Expressed in US Dollars)

7. Share capital

Authorized share capital

The authorized share capital of the Company consists of an unlimited number of common shares with a nominal par value.

	#	$
Balance, August 31, 2022 and 2023	6,306,979	4,903,031

Issuance of Common Shares on Initial Public Offering	875,000	3,500,000
Share Issuance Costs (SRF Bills)		(748,063)
Warrants issued		(48,283)

Balance, November 30, 2023	7,181,979	7,606,685

On November 3, 2023, the Company completed was listed on the New York Stock Exchange (NYSE) under the ticker PAPL. The Company issued 875,000 shares on the initial public offering and received gross proceeds of $3,500,000 on closing of the public offering. The Company incurred $796,346 in share issue costs related to underwriter fee and legal cost fees. The share issue cost balance includes the fair value of $48,284 related to 26,250 representative warrants that were issued on November 3, 2023 to the underwriters for an exercise price of $4 and expiring on October 31, 2028.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2023 - Unaudited

(Expressed in US Dollars)

8. Warrants

a)	Common Share purchase warrant

	#	$
Balance, August 31, 2022	6,446,655	2,922,853
Share-based compensation expense	-	33,091
Balance, August 31, 2023 and November 30, 2023	6,446,655	2,955,944

b)	Warrant Liability

As noted in Note 7 above on November 3, 2023, the Company issued 26,250 warrants at an exercise price of $4 with an expiry date of October 31, 2028. As per ASC 815 the instruments did not meet the criteria to be classified as equity instruments as such were classified as a financial liability. Below is the continuity of the warrant liability valuation.

The warrants were valued using the Black-Scholes method with the share price of $1.86, exercise price of $4, term of 5 years, risk free rate of 4.62% and volatility of 251% at issuance and share price of $1.46, exercise price of $4, term of 5 years, risk free rate of 4.44% and volatility of 251% as at November 30, 2023.

	#	$
Balance at August 31, 2023	-	-
Issuance of warrants	26,250	48,283
Change in fair value of warrant liability		(10,740)
Fair Value of Warrants at November 30, 2023	26,250	37,848

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2023 - Unaudited

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

Each share option converts into one common share of the Company. on exercise. No amounts are paid or payable by the recipient on receipt of the option. The options carry neither rights to dividends nor voting rights. Options may be exercised at any time from the date of vesting to the date of their expiry.

In 2017, the Plan was amended such that the total number of common shares reserved and available for grant and issuance pursuant to the Plan is to equal 10% of the issued and outstanding common shares of the Company.

Options granted on June 14, 2021, vest over a 2-year period whereby 25% of the options granted vested on the date of grant, and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of stock options granted was $1,317,155. A total stock-based compensation expense was recognized of $Nil for three months ended November 30, 2023 (November 30, 2022 $52,904).

The Chief Financial Officer was granted 63,821 Stock options on November 15, 2021 as part of his compensation package. The options vest over a 3-year period whereby 8,974 of the options granted vested on the grant date and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of the stock options granted was $141,885. The Chief Financial Officer options were forfeited during the year ended August 31, 2023. For period ended November 30, 2023, stock-based compensation expense of $nil (November 30, 2022 - $12,770) was recognized.

The following reconciles the options outstanding at the beginning and end of the period that were granted to eligible participants pursuant to the Plan:

	November 30, 2023		August 31, 2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	#	$	#	$
Balance, August 31, 2023	565,689	3.72	628,510	3.71
Forfeited during period	-	3.82	(62,821)	3.82
Balance as at period end	565,689	3.72	565,689	3.72
Exercisable as at period end	565,689	3.72	565,689	3.72

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2023 - Unaudited

(Expressed in US Dollars)

10. Right-of-use asset and lease liability

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

The following schedule shows the movement in the Company’s right-of-use asset:

Right-of-use asset

Cost
Balance, August 31, 2022	$1,084,523
Additions	141,799
Translation adjustment	(48,601)
Balance, August 31, 2023	1,177,721
Translation adjustment	43,792
Balance, November 30, 2023	$1,133,929

The right-of-use asset is being depreciated on a straight-line basis over the remaining lease term.

Accumulated Depreciation
Balance, August 31, 2022	$130,432
Depreciation	108,335
Translation adjustment	(21,423)
Balance, August 30, 2023	$217,344
Depreciation	32,877
Translation adjustment	(39,742)
Balance, November 30, 2023	$210,479

Carrying Amount
November 30, 2023	$923,450
August 31, 2023	$960,377

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2023 - Unaudited

(Expressed in US Dollars)

10. Right-of-use asset and lease liability (continued)

The following schedule shows the movement in the Company’s lease liability during the period:

	November 30, 2023	August 31, 2023

Balance, beginning of period	$1,107,961	$1,020,585
Additions	-	141,799
Interest Expense	(16,179)	56,316
Lease payments	(40,633)	(81,090)
Translation Adjustment	21,447	(29,649)
Balance, end of period	$1,072,596	$1,107,961

Current	144,446	138,372
Non-Current	928,150	969,589
	$1,072,596	$1,107,961

The following table provides a maturity analysis of the Company’s lease liability. The amounts disclosed in the maturity analysis are the contractual undiscounted cash flows before deducting interest or finance charges:

2024	$170,629
2025	216,008
2026	217,196
2027	214,640
2028	227,992
2029	200,179
2030	16,682
$1,263,326

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2023 - Unaudited

(Expressed in US Dollars)

11. Expenses

The following table provides a breakdown of the selling, general and administrative expenses:

	Three Months ended
	November 30, 2023	November 30, 2022
	$	$
Software Subscription	180,920	247,320
Office and general	65,824	207,560
Professional fees	-	39,337
Dues and Subscriptions	40,031	19,110
Rent	45,745	41,433
Consulting fees	166,313	88,976
Travel	39,177	30,289
Donations	476	12,807
Lease expense	16,104	12,027
Insurance	3,264	865
Repair and maintenance	2,089	-
Utilities	209	-
	560,151	699,724

12. Related party transactions

Compensation of key management personnel includes the CEO, COO, CSO, and CFO:

	November 30, 2023	November 30, 2022
	$	$
Salaries and Wages	176,153	183,116
Share-based compensation	-	37,586

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2023 - Unaudited

(Expressed in US Dollars)

13. Deferred government grant

The Company was eligible for the Government of Canada SRED program up to November 3, 2023. The Company has accrued $816,507 of SRED receivable as at November 30, 2023, which is recognized in trades and other receivables in the consolidated balance sheet. A portion of the funds received is related to costs that have been capitalized for the development of internally generated software recognized as intangible asset in Note 6 as such $710,867 of the balance received and accrued is recognized as deferred government incentive balance and will be recognized as recovery in the consolidated statement of operations and comprehensive loss over the useful life of the intangible assets. As at November 30, 2023, $51,047 (November 30, 2022 $nil) has been recognized as recovery of operating expenses in the consolidated statements of operations and comprehensive loss.

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

The maximum credit exposure at November 30, 2023 is the carrying amount of cash and trade receivables. The Company’s exposure to credit risk is considered to be low, given the size and nature of the various counterparties involved and their history of performance.

The Company has not historically incurred any significant credit loss in respect of its trade receivables. Based on consideration of all possible default events over the assets’ contractual lifetime, the expected credit loss in respect of the Company’s trade receivables was minimal as at November 30, 2023 and August 31, 2023.

b)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates. The Company does not have any variable interest-bearing debt.

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

Management and the Board of Directors review the Company’s capital management approach on an ongoing basis and believe this approach, given the relative size of the Company, is reasonable. The Company is not subject to externally imposed capital requirements. The Company’s capital management objectives, policies and processes have remained unchanged during the period ended November 30, 2023.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2023 - Unaudited

(Expressed in US Dollars)

15. Commitments and contingencies

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

See note 10 related to lease commitments.

16. Disaggregation of revenue

	November 30, 2023	November 30, 2022
	$	$
Sales revenue	3,873,320	4,308,609
Commission expense	3,600,073	3,654,284
Net sales revenue	273,246	654,325

Subscription revenue	183,245	187,886
Other revenue	70,757	-
Underwriting revenue	42,106	49,813
Total revenue	569,355	892,024

17. Loan

The Company entered into a loan on July 31, 2023, with a one-year term and maturity date of July 31, 2024. The Company obtained a loan of $430,098 with an annual compounded interest rate of 12% per annum. The Company paid a 2% advance fee to obtain the loan as at August 31, 2023. The Company received an additional advance of $87,369 related to the Loan during the three-month period ended November 30, 2023. The Company obtained the loan based on the qualified SRED amount to be obtained for fiscal year 2023 and three-month period ended November 30, 2023, noted in Note 13.

18. Subsequent events

The Company has performed an evaluation of subsequent events through the time of filing this quarterly statements and has determined that there are no such events to report.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Please read the following management’s discussion and analysis of our financial condition and results of operations, along with our unaudited condensed interim consolidated financial statements and the related notes and other information. It is important to note that this discussion and analysis contain forward-looking statements with certain risks and uncertainties. These risks and uncertainties could cause our results to differ materially from anticipated in these forward-looking statements. You can find more information about these risks and uncertainties under the heading “Special Note Regarding Forward-Looking Statements” in Part I and elsewhere in this Form 10Q.

Special Note Regarding Forward-Looking Statements

This Form 10-Q includes forward-looking statements that entail potential risks and uncertainties. These statements are usually identified by the use of specific terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and other comparable terminology. All the statements in this Form 10-Q that are not about historical facts, including those related to our future operations, financial position, Revenue, projected costs, strategy, plans, management objectives, and expected market growth, are forward-looking. While reading this Form 10-Q, you should know that these statements do not guarantee our performance or results. They include known and unknown risks, uncertainties, and assumptions, as mentioned under the “Risk Factors” section in this Form 10-Q. We believe that these forward-looking statements are based on reasonable assumptions. Still, you must be aware that many factors, including those mentioned under the “Risk Factors” section in this Form 10-Q, could affect our financial results or operations and cause actual results to differ from those stated in the forward-looking statements. These statements were made as of the date of this Form 10-Q, and we are not obligated to update or revise any forward-looking statements made here to reflect any change in our expectations or any change in events, conditions, or circumstances on which these statements are based. All written or oral forward-looking statements made by us or on our behalf are qualified by the cautionary statements mentioned in this Form 10-Q.

Objective

In this section, we provide an analysis of the Company’s financial condition, cash flows, and results of operations from management’s perspective. We recommend you read this with the unaudited condensed interim consolidated financial statements and notes in Part II, Item 8 of this Annual Report on Form 10-Q.

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

Mortgage business is aligned with the real estate industry which is a seasonal business. Normally May to September of each year is the peak season. Our quarterly results mostly fall in off peak season.

Summary of three months ended November 30, 2023.

During the period under review, we generated $381.987 million in residential mortgage loans compared to $386.778 million in the previous corresponding period, which ended on November 30, 2022. This amount represents a decrease of $4.791 million or 1.24% compared to the same period that ended on November 30, 2022. Our Net Loss stood at $0.0.897 million, as compared to the $0.762 million recorded in the same period on November 30, 2022. We also generated loss $0.609 million of Adjusted EBITDA, which represents a decrease of $0.086 million, or 16.55%, compared to the $0.517 million generated in the same period on November 30, 2022. For more information on Adjusted EBITDA, please refer to the “Non-GAAP Financial Measures” section.

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

Although we use non-GAAP financial measures to evaluate our business performance, it’s important to note that they do not include certain necessary costs to operate our business. These measures can help demonstrate the long term impact of our strategies. Still, they should not be considered an indication that our future results will be unaffected by unusual or non-recurring items. It’s important to note that non-GAAP financial measures have limitations as analytical tools and should not be used in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. These measures cannot be relied upon as a measure of discretionary cash available to invest in the growth of our business or as a measure of money available to us to meet our obligations.

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

To better evaluate our operating performance, we utilize non-GAAP financial measures and other comparative tools, in addition to U.S. GAAP measurements, which address certain limitations. The reconciliation of our non-GAAP financial measures to their corresponding U.S. GAAP measures can be found below. Furthermore, our U.S. GAAP based measures are available in the consolidated financial statements and related notes, which are included in Form 10-Q.

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three months ended November 30,
	2023	2022
Total Revenue, net	569,355	892,024
Commission expense	3,600,073	3,654,284
Gross Revenue	4,169,428	4,546,308

Reconciliation of Adjusted Net (Loss) Income to Net Income Attributable to Pineapple Financial Inc.

	Three months ended November 30,
	2023	2022
Net Income attributable to Pineapple Financial	(897,757)	(762,073)
Share-based compensation	-	65,674
Salesforce expenses	89,968	91,098
Government based incentive	51,047	-
Depreciation	137,427	88,368
Change in fair value of warrant liability	10,740	-
Adjusted EBITDA	(608,575)	(516,933)

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Year Ended August 31,
	2023	2022
Weighted average common shares outstanding	6,566,594	6,306,978

Adjusted Diluted (Loss)) Earning per share	(0. 09)	(0.08)
Adjusted EBITDA	(602,463)	(516,933)

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

	Three months ended November 30,
	2023	2022
Mortgage volume	381,987,099	386,777,717
Sales revenue	3,873,320	4,308,609
Commission expense	3,570,110	3,654,284
Net sales revenue	303,210	654,325
Underwriting revenue	42,106	49,813
Subscription revenue	183,245	187,886
Other income	70,758	-

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

Subscription Revenue:

Users access and use our technology platform, MyPineapple, for a flat monthly service fee of $118. In exchange for this fee, users of MyPineapple have access to a network management system that allows them to perform back office procedures more efficiently and effectively. This platform will enable them to process the deal described above prepare, and complete the package for submission to be funded by the financial institution. We have a strong user base, which has experienced significant growth since our inception. Revenue is recognized at the beginning of the month when a User is invoiced and pays the fee.

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

Comparison of three months ended November 30, 2023 and 2022

	Three months ended November 30,		Increase/	Percentage of Increase/
	2023	2022	(decrease)	(Decrease)
Description	$	$	$	%
Sales revenue	4,169,428	4,546,308	(376,880)	(8.29)
Commission	3,600,073	3,654,284	(54,211)	(1.48)
Net revenue	569,355	892,024	(322,669)	(36.17)
Selling, general and administrative	560,150	699,724	(139,574)	(19.95)
Advertising and marketing	133,470	121,567	11,903	9.79
Salaries, wages and benefits	644,273	657,317	(13,044)	(1.98)
Interest expense and bank charges	21,407	21,448	(41)	(0.19)
Depreciation	137,427	88,368	49,059	55.52
Share-based compensation	-	65,674	(65,674)	(100.00)
Government based incentive	(51,047)	-	51,047	100.00
Total expenses	1,445,681	1,654,098	(208,417)	(12.60)
Foreign exchange gain (loss)	(10,691)	-	10,691	100.00
Change in fir value of warrant liability	(10,740)	-	10,740	100.00
Loss before income taxes	(897,757)	(762,073)	135,684	17.80
Income tax	-	-
Net loss	(897,757)	(762,073)	135,684	17.80
Foreign currency translation adjustment	24,578	(73,232)	97,810	133.56
Net loss and comprehensive loss	(873,179)	(835,305)	37,874	(4.53)

Revenue

Sales Revenue decreased from $4,546 million in the three months ending November 30, 2022, to $4.169 million in the three months ending November 30, 2023, representing a 8.29% decrease from period to period. To control high inflation, The Bank of Canada increased the interest rate from 3.75% as of December 01, 2022, to 5.00% as of November 30, 2023. This resulted in decreased real estate transactions and, eventually, in the mortgage business. The number of real estate transactions in Canada during the three months ended November 30, 2023 was 107,831 houses as compared to 104,890 houses during the previous corresponding three months ending November 30, 2022, representing a gain of 2.80%. This gain is quite encouraging. Keep in mind that typically, mortgage transactions are normally completed after two to three months from the sale of the house. This pick-up activity, if continued will give positive impacts in second and third quarter.

Gross Profit Percentage

Pineapple Financials’ gross margin decreased to 36.17% during the three months ending November 30, 2023 as compared to previous corresponding three months ending November 30, 2022. This decrease was due to more volume by high-volume agents with low margins.

Cost of Revenue

During the three months ending November 30, 2023, the cost of revenue decreased to $3.600 million from $3.654 million during the three months ending November 31, 2022. The decrease in the cost of Revenue is due to the decline in Revenue.

Selling, General and Administrative Expenses.

The breakdown of selling, general and administrative expenses are as follows:

	Three months ending November 30,		Increase/	Increase/
	2023	2022	(Decrease)	(Decrease)
Description	($)	($)	($)	(%)
Software subscription	180,919	247,319	(66,400)	(26.85)
Events and award shows		-
Office and general	65,824	207,560	(141,736)	(68.29)
Professional fee	-	39,337	(39,337)	(100.00)
Dues and subscriptions	40,031	19,110	20,921	109.48
Rent	45,745	41,433	4,312	10.41
Consulting fee	166,313	88,976	77,337	86.92
Travel	39,177	30,289	8,888	29.34
Donations	476	12,807	(12,331)	(96.28)
Lease expense	16,104	12,027	4,077	33.90
Insurance	3,264	865	2,399	277.34
Repair and maintenance	2,089	-	2,089	100.00
Utilities	209	-	209	100.00
	560,151	699,724	(139,574)	(19.95)

Selling, general and administrative expenses decreased by $139,574 from $699,724 during the three months ending November 30, 2022, to $560,150 during the three months ended November 30, 2023. This decrease represents a 19.95% from three months ended November 30, 2022 to November 30, 2023.

Software subscriptions decreased by $66,400, representing 26.851% from $247,319 during the three months ended November 30, 2022, to $65,824 during the three months ended November 30, 2023. This is due to less reliance on third-party software as internal software develops more.

Office and general expenses decreased to $65,824 during the three months ending November 30, 2023, from $207,560 during the three months ended November 30, 2022. This represents a decrease of $141,736 or 68.29%. This decrease is mainly due to reduced revenue.

Dues and subscriptions increase from $19,110 during the three months ended November 30, 2022, to $40,031 for the three months ended November 30, representing a 109.48% increase. This increase is due to Initial Public Offering on November 03, 2023.

The consulting fee was increased from $88,976 during the three months ended November 30, 2022, to $166,313 during the three months ended November 30, 2023. This 86.92% increase was due to hiring consultants for our IPO process.

Advertising and Marketing

	Three months ended November 30		Increase/	Increase/
	2023	2022	(Decrease)	(Decrease)
Description	($)	($)	($)	(%)
Advertising and marketing	133,470	121,567	11,903	9.79

Advertising and marketing increased to $133,470 during the three months ended November 30, 2023 as compared to $121,567 as compared to $121,567 during the previous corresponding three months ended November 30, 2022. This 9.79 percent increase was due to continued investment in advertisement and marketing to retain and increase the market share during depressed real estate market.

Salaries, Wages and benefits

	Three months ended November 30		Increase/	Increase/
	2023	2022	(Decrease)	(Decrease)
Description	($)	($)	($)	(%)
Salaries, wages and benefits	644,273	657,317	(13,044)	(1.98)

Salaries, wages and benefits remain almost the same during the three months ended November 30, 2023 compared to the previous corresponding period, which ended on November 30, 2022.

Depreciation

	Three months ended November 30,		Increase/	Increase/
	2023	2022	(Decrease)	(Decrease)
Description	($)	($)	($)	(%)
Depreciation	137,427	88,368	49,059	55.52

Pineapple financial is actively investing in the development of its software. During the three months period under review, $0.266 million were added in intangible assets. This addition represents mostly the salaries, wages and benefits of our staff working on intangible asset. These additions are the main cause of increase of depreciation during the three months ended November 30, 2023.

Government based incentive

	Year Ended August 31,		Increase/	Increase/
	2023	2022	(Decrease)	(Decrease)
Description	($)	($)	($)	(%)
Government based incentive	(51,047)	-	54,047	100.00

During the three months period ended November 30, 2023, the Company charges portion of Scientific Research and Experimental Development (SR&ED) amount.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Three months ended November 30,		Increase/
	2023	2022	(Decrease)
Description	$	$	$
Cash (used) provided in operating activities	(1,022,782)	(1,159,829)	(137,047)
Cash (used) provided by financing activities	2,778,394	(15,008)	2,793,402
Cash (used) provided in investing activities	(268,857)	(324,267)	(55,410)
Cash at the end of the period	2,341,537	2,381,866	(40,329)

Net cash flow from (used in) operating activities

	Three months ended November 30
	2023	2022
Description	($)	($)
Operating activities
Net loss	(897,757)	(762,073)
Adjustments for the following non-cash items:
Depreciation of property and equipment	15,067	15,556
Depreciation of intangible assets	89,483	40,851
Depreciation on right of use asset	32,877	26,446
Interest expense on lease liability	(16,179)	(14,687)
Share-based compensation	-	65,674
Foreign exchange gain (loss)	(10,691)	-
Change in fair value of warrant liability	(10,740)	-
Net changes in non-cash working capital balances:
Trade and other receivables	(112,290)	(11,500)
Prepaid expenses and deposits	11,974	4,306
Accounts payable and accrued liabilities	(124,526)	(595,480)
Income taxes receivable	-	71,078
	(1,022,782)	(1,159,829)

Our primary source of cash flow comes from our core business operations.

During the three months period ended November 30, 2023, the Company’s net cash used in operating activities decreased to $1,022,782 from $1,159,829 in the previous corresponding period. This decrease of outflow of cash was primarily due to payments for accounts payable and accrued liabilities. Additionally, trade and other receivable add outflows in the operating activities.

Net cash flow from (used in) financing activities

During the three months period ended November 30, 2023, the Company issued 875,000 shares through initial public offering at the offering price of $4.00 per share. The company received $2.732 million after underwriting commission and other initial public offering expenses.

Net cash flow from (used in) investing activities

The Company invested $0.267 million to develop software for quick and accurate mortgage application filling by field agents during the three months period ended November 30, 2023. These investments will help the company acquire more mortgage agents in the future.

As of November 30, 2023, the Company’s cash balance was $2,341,537, as compared to $2,381,866 on November 30, 2022.

The Company’s capital structure comprises of contributed common shares, an accumulated deficit, additional paid in capital, and other comprehensive losses. Its primary sources of liquidity are cash generated through operations and cash received from investors in exchange for the issuance of common shares. The business aims to meet all its financial and other obligations as they come due.

Future capital requirements will depend on various factors, including our investment in technology and growth rate. However, certain aspects, like interest rates and real estate markets, are beyond our control.

The following table presents our liquidity:

	November 30, 2023	August 31, 2023
Description	($)	($)
Cash and cash equivalents	2,341,537	720,365
Trade and other receivables	871,279	758,988
Prepaid expenses and deposit	206,177	218,151
	3,418,993	1,697,504

As of August 31, 2023, Pineapple has a healthy liquidity position with $2.287 million in cash and cash equivalents. The trade and other receivables, prepaid expenses and deposits indicate that the Company can meet its obligations. The company’s liquidated assets are under pressure mainly due to the expansion of our operations and investment in technology. Additionally, the Canadian real estate market, inflation, and the continuous hike of interest rates by the Bank of Canada have also affected the Company’s operations and impacted its liquidity.

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

Revenue Recognition

The Company has adopted ASC 606, Revenue from Contracts with Customers, which provides a single comprehensive model for revenue recognition. The core principle of the standard is that Revenue should be recognized when goods or services are transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard introduced a new contract based revenue recognition model with a measurement approach that is based on an allocation of the transaction price. It establishes a five-step model to account for Revenue arising from contracts with customers. Under this standard, Revenue is recognized at an amount that reflects the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. The standard requires entities to exercise judgement, taking into consideration all of the relevant facts and circumstances when applying each step of the model to contracts with customers. Additionally, the standard specifies the accounting for incremental costs of obtaining a contract and the costs directly related to fulfilling a contract.

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

Lease Accounting

The relevant criteria applicable is ASC 842. We assess at contract inception whether a contract is, or contains, a lease. That is, if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. We apply a single recognition and measurement approach for all leases, except for short-term leases and leases of low-value assets. We recognize lease liabilities to make lease payments and right-of use assets representing the right to use the underlying assets.

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

Share Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, nonemployee, and director services received in exchange for an award based on the grant-date fair value of the award.

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

Options granted on June 14, 2021, vest over a 2-year period whereby 25% of the options granted vested on the date of grant, and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of stock options granted was $1,317,155. A total stock-based compensation expense was recognized of $Nil for three months ended November 30, 2023 (November 30, 2022 - $52,904).

The Chief Financial Officer was granted 63,821 Stock options on November 15, 2021 as part of his compensation package. The options vest over a 3-year period whereby 8,974 of the options granted vested on the grant date and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of the stock options granted was $141,885. The Chief Financial Officer options were forfeited during the year ended August 31, 2023. For period ended November 30, 2023, stock-based compensation expense of $nil (November 30, 2022 - $12,770) was recognized.

On November 3, 2023, company issued 26,250 warrants to our underwriters of initial public offering, EF Hutton. These are excisable between May 31, 2024 to October 31, 2028. Strike price is $4.00 per warrant.

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

The Company currently uses NetSuite, a proprietary financial accounting software from Oracle Corporation for recording, tracking and financial reporting. However, external resources may be required such as professional consultants to determine more specific internal controls to decrease exposure to erroneous financial reporting which the Company is significantly deficient to meet the necessary regulatory requirements and responsibilities, and ensure compliance in all respects thereby incurring significant expenses in meeting these needs. As of November 30, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and based on this assessment, our management concluded that, as of November 30, 2023, our internal controls over financial reporting lacked adequate segregation of duties within the accounting and system process, inadequate documentation to evidence the operation of controls, inconsistent procedures and approvals and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. We are implementing plans to improve such internal control.

Financial Instruments

As on November 30, 2023, the Company’s financial instruments consist of cash, trade and other receivables, investments, accounts payable and accrued liabilities and loan.

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

As of November 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
Cash	2,341,537			2,341,537
Investment			9,976	9,976

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, this disclosure is not required.

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1 Legal Proceedings.

To our best knowledge, we are currently not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of unregistered sales of equity securities during the three months ended November 30, 2023.

Use of Proceeds

On November 3, 2023, we completed the initial public offering, or IPO, of our common shares pursuant to which we issued and sold 875,000 common shares at a price to the public of $4.00 per share. All of the common shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-268636), which was declared effective by the SEC on October 12, 2023. We received net proceeds of approximately $2.73 million, after deducting underwriting discounts and commissions and offering expenses borne by us. None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10% or more of our common shares, or (iii) our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 2, 2023 pursuant to Rule 424(b)(4). EF Hutton, division of Benchmark Investments, LLC, acted as representative of the underwriters of the offering. The offering commenced on October 31, 2023 and did not terminate before all securities registered in the registration statement were sold.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not applicable.

Item 5 Other Information.

None.

Item 6. EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE FINANCIAL INC.

Date: January 16, 2024	By:	/s/ Shubha Dasgupta
Shubha Dasgupta
Chief Executive Officer

Date: January 16, 2024	By:	/s/ Sarfraz Habib
Sarfraz Habib
Chief Financial Officer

