Form 10-Q
period 2024-02-29
Pineapple Financial Inc.
filed 2024-04-15
CIK 1938109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

The number of shares of the registrant’s common stock issued and outstanding, as of April 15, 2024 was 7,181,979.

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Pineapple Financial Inc.

Condensed Interim Consolidated Financial Statements (Unaudited)

For the six month period ended February 29, 2024

(Expressed in US Dollars)

Pineapple Financial Inc.

Condensed Interim Consolidated Balance Sheets (Unaudited)

For the six month period ended February 29, 2024

(Expressed in US Dollars)

		February 29, 2024 (Unaudited)	August 31, 2023
As at:

Assets
Current assets
Cash		$1,339,618	$720,365
Trade and other receivables	Note 13	690,366	758,988
Prepaid expenses and deposits		387,255	218,150
		2,417,239	1,697,503

Investments	Note 4	9,984	10,013
Right-of-use asset	Note 10	890,757	960,377
Property and equipment	Note 5	195,373	242,091
Intangible assets	Note 6	2,058,420	1,718,954
		$5,571,773	$4,628,938

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities		$500,188	$605,319
Loan	Note 17	532,900	430,098
Current portion of lease liability	Note 10	155,078	138,372
		1,188,166	1,173,790

Deferred government incentive	Note 13	503,258	699,627
Lease liability	Note 10	896,006	969,589
Warrant liability	Note 8	35,903	-
		$2,623,333	$2,843,005

Shareholders’ Equity
Common shares, no par value; unlimited authorized; 7,181,979 issued and outstanding shares as of February 29, 2024 and 6,306,979 as at August 31, 2023.	Note 7	7,606,685	4,903,031
Additional paid-in capital	Note 8,9	2,955,944	2,955,944
Accumulated other comprehensive loss		(428,178)	(417,727)
Accumulated deficit		(7,186,011)	(5,655,315)
		2,948,440	1,785,933
		$5,571,773	$4,628,938

Description of business (note 1)
Contingencies and commitments (note 15)
Subsequent events (note 18)
Approved on behalf of Board of Directors

“Shuba Dasgupta”	“Drew Green”

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the three month and six month ended February 29, 2024

(Expressed in US Dollars)

		Three months ended		Six months ended
		February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
For the period ended		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	Note 16	$784,869	493,491	$1,352,858	1,334,692

Expenses
Selling, general and administrative	Note 11	592,202	444,226	1,031,947	1,104,082
Advertising and Marketing		150,597	354,680	404,017	469,321
Salaries, wages and benefits		541,062	654,683	1,186,316	1,274,549
Interest expense and bank charges		28,450	19,164	49,881	39,391
Depreciation	Note 5,6,10	160,999	127,642	315,184	210,975
Share-based compensation	Note 9	-	(28,892)	-	33,041
Government Incentive	Note 13	(29,109)	(392,919)	(80,334)	(392,919)
Total expenses		$1,444,201	1,178,584	$2,907,011	2,738,440

Loss from operations		(659,332)	(685,093)	(1,554,153)	(1,403,748)
Foreign exchange gain (loss)		-		10,772	-
Gain (loss) on change in fair value of warrant liability	Note 8	1,876	-	12,685	-
Loss before income taxes		$(657,456)	(685,093)	$(1,530,696)	(1,403,748)

Income taxes (recovery) expense			-

Net loss		$(657,456)	(685,093)	$(1,530,696)	(1,403,748)
Foreign currency translation adjustment		1,727	61,846	(10,451)	(135,078)

Net loss and comprehensive loss		$(655,729)	(623,247)	$(1,541,147)	(1,538,826)

Loss per share - basic and diluted ($)		(0.10)	(0.10)	(0.24)	(0.24)

Weighted average number of common shares outstanding - basic and diluted		6,475,300	6,306,979	6,475,300	6,306,979

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the six month period ended February 29, 2024

(Expressed in US Dollars)

	Common Shares (note 7)	Additional Paid in Capital (note 8 and 9)	Accumulated other comprehensive loss	Accumulated (deficit)	Total shareholders’ equity
	$	$	$	$	$
Balance, August 31, 2022	4,903,031	2,922,853	(353,218)	(2,846,278)	4,626,388
Share-based compensation	-	33,091	-	-	33,091
Foreign exchange translation	-	-	(135,078)	-	(135,078)
Net loss	-	-	-	(1,403,748)	(1,403,748)
Balance, February 28, 2023	4,903,031	2,955,944	(488,296)	(4,250,026)	3,120,653

Balance, August 31, 2023	4,903,031	2,955,944	(417,727)	(5,655,315)	1,785,933

Shares issued on Initial Public offering on November 3, 2023	2,751,937				2,751,937
Warrants issued related to Initial Public Offering	(48,283)	-	-	-	(48,283)
Foreign exchange translation	-	-	(10,451)	-	(10,451)
Net loss	-	-		(1,530,696)	(1,530,696)
Balance, February 29, 2024	7,606,685	2,955,944	(428,178)	(7,186,011)	2,948,440

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Cash Flow (Unaudited)

For the six months ended February 29, 2024

(Expressed in US Dollars)

		Six Months Ended
For the period ended:		February 29, 2024 (Unaudited)	February 28, 2023 (Unaudited)
		$	$
Cash provided by (used for) the following activities

Operating activities
Net loss for the period		(1,530,696)	(1,403,748)
Adjustments for the following non-cash items:
Depreciation of property and equipment	Note 5	43,406	29,283
Depreciation of intangible assets	Note 6	204,786	128,807
Depreciation on right of use asset	Note 10	66,992	52,885
Interest expense on lease liability	Note 10	32,215	29,424
Share-based compensation	Note 9	-	33,041
Change in fair value of warrant liability	Note 8	(12,685)	-
Net changes in non-cash working capital balances:
Trade and other receivables		68,622	(703,706)
Prepaid expenses and deposits		(169,105)	(29,590)
Accounts payable and accrued liabilities		(73,808)	(132,460)
Deferred government incentive		(196,369)	-
Income taxes receivable		-	71,078
		(1,566,642)	(1,924,986)

Financing activities
Proceeds from the loan	Note 17	71,479	-
Share capital issuance	Note 7	2,751,937	-
Repayment of lease obligations	Note 10	(86,024))	(32,051)
		2,737,392	(32,051)

Investing activities
Additions to intangible assets	Note 6	(557,970)	(608,858)
Additions to property and equipment	Note 5	(4,632)	(51,193)
		(562,602)	(660,051)

Net change in cash		608,148	(2,617,088)
Effect of changes in foreign exchange rates		11,105	(99,775)
Cash, beginning of period		720,365	3,896,839
Cash, end of period		1,339,618	1,179,976

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the six month period ended February 29, 2024

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

Impact from the global inflationary pressures leading to higher interest rates

During the second quarter of 2024, due to inflationary pressures that were felt around the globe, central banks all over the world increased interest rates steadily to reduce these pressures. The impact on the real estate market has been to reduce the price wars, bidding, and control over the runaway prices. This has led to modifications in all businesses associated with real estate including the Company. With the interest rates increases which reduces prices has led to reduced volume for the Company. It is unknown how long the increased interest rates will last. The Company determined that there were no material expectations of increased credit losses, and no material indicators of impairment of long-term assets.

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

The condensed interim consolidated financial statements were authorized for issue by the Board of Directors on April 15, 2024.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For six months period ended February 29, 2024

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (unaudited)

For period six month period ended February 29, 2024

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

4. Investments

During the year ended August 31, 2021, the Company purchased an investment in a private company. The Company holds a 5% interest with no significant influence. The investment is recorded at FVTPL using level 3 inputs. The valuation of the Company’s investment is determined based on the most recent private placement financing completed. As at February 29, 2024, the Company recognized a $Nil change in fair value (2022- $nil). Change in fair value during the current period due to foreign exchange translation.

5. Property and equipment

The Company’s property and equipment consist of laptops, furniture and office equipment.

Property and equipment
Cost
Balance, August 31, 2022	$296,999
Additions	62,073
Translation adjustment	(9,789)
Balance, August 31, 2023	$349,283
Additions	4,632
Translation adjustment	(741)
Balance, February 29, 2024	$353,174

Accumulated depreciation
Balance, August 31, 2022	$49,334
Depreciation	67,674
Translation adjustment	(9,816)
Balance, August 31, 2023	$107,192
Depreciation	43,406
Translation adjustment	7,203
Balance, February 29, 2024	$157,801

Net carrying value
February 29, 2024	$195,373
August 31, 2023	$242,091

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the six month period ended February 29, 2024

(Expressed in US Dollars)

6. Intangible assets

The intangible assets additions in the current period are related to development costs capitalized for internally generated software with a useful life of 5 years.

Intangible assets
Cost
Balance, August 31, 2022	$779,490
Additions	1,300,225
Translation adjustment	(22,190)
Balance, August 31, 2023	$2,057,525
Additions	557,970
Translation adjustment	(14,982)
Balance, February 29, 2024	$2,600,513

Accumulated depreciation
Balance, August 31, 2022	$77,102
Depreciation	265,150
Translation adjustment	(3,681)
Balance, August 31, 2023	$338,571
Depreciation	204,786
Translation adjustment	(1,264)
Balance, February 29, 2024	$542,093

Net carrying value
February 29, 2024	$2,058,420
August 31, 2023	$1,718,954

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the six month period ended February 29, 2024

(Expressed in US Dollars)

7. Share capital

Authorized share capital

The authorized share capital of the Company consists of an unlimited number of common shares with a nominal par value.

	#	$
Balance, August 31, 2022 and 2023	6,306,979	4,903,031

Issuance of Common Shares on Initial Public Offering	875,000	3,500,000
Share Issuance Costs		(748,063)
Warrants issued		(48,283)

Balance, February 29, 2024	7,181,979	7,606,685

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the six month period ended February 29, 2024

(Expressed in US Dollars)

8. Warrants

a)	Common Share purchase warrant

	#	$
Balance, August 31, 2022	1,652,988	2,922,853
Share-based compensation expense	-	33,091
Balance, August 31, 2023 and February 29, 2024	1,652,988	2,955,944

b)	Warrant Liability

As noted in Note 7 above on November 3, 2023, the Company issued 26,250 warrants at an exercise price of $4 with an expiry date of October 31, 2028. As per ASC 815 the instruments did not meet the criteria to be classified as equity instruments as such were classified as a financial liability. Below is the continuity of the warrant liability valuation.

The warrants were valued using the Black-Scholes method with the share price of $1.86, exercise price of $4, term of 5 years, risk free rate of 4.62% and volatility of 251% at issuance and share price of $1.50, exercise price of $4, term of 5 years, risk free rate of 4.42% and volatility of 179.75% as at February 29, 2024.

	#	$
Balance at August 31, 2023	-	-
Issuance of warrants	26,250	48,283
Change in fair value of warrant liability		(12,685)
Fair Value of Warrants at February 29, 2024	26,250	35,903

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the six month period ended February 29, 2024

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

Options granted on June 14, 2021, vest over a 2-year period whereby 25% of the options granted vested on the date of grant, and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of stock options granted was $1,317,155. A total stock-based compensation expense was recognized of $Nil for six months ended February 29, 2024 (February 28, 2023 - $33,041).

The Chief Financial Officer was granted 63,821 Stock options on November 15, 2021 as part of his compensation package. The options vest over a 3-year period whereby 8,974 of the options granted vested on the grant date and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of the stock options granted was $141,885. The Chief Financial Officer options were forfeited during the year ended August 31, 2023. For period ended February 29, 2024, stock-based compensation expense of $nil (February 28, 2023 - $48,458) was recognized.

The following reconciles the options outstanding at the beginning and end of the period that were granted to eligible participants pursuant to the Plan:

	February 29, 2024		August 31, 2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	#	$	#	$
Balance, as at beginning of period	565,689	3.72	628,510	3.71
Forfeited during period	-	-	(62,821)	3.82
Balance as at period end	565,689	3.72	565,689	3.72
Exercisable as at period end	565,689	3.72	565,689	3.72

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the six month period ended February 29, 2024

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

The following schedule shows the movement in the Company’s right-of-use asset:

Right-of-use asset

Cost
Balance, August 31, 2022	$1,084,523
Additions	141,799
Translation adjustment	(48,601)
Balance, August 31, 2023	1,177,721
Translation adjustment	(42,737)
Balance, February 29, 2024	$1,134,984

The right-of-use asset is being depreciated on a straight-line basis over the remaining lease term.

Accumulated Depreciation
Balance, August 31, 2022	$130,432
Depreciation	108,335
Translation adjustment	(21,423)
Balance, August 30, 2023	$217,344
Depreciation	66,992
Translation adjustment	(40,109)
Balance, February 29, 2024	$244,227

Carrying Amount
February 29, 2024	$890,757
August 31, 2023	$960,377

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the six month period ended February 29, 2024

(Expressed in US Dollars)

10. Right-of-use asset and lease liability (continued)

The following schedule shows the movement in the Company’s lease liability during the period:

	February 29, 2024	August 31, 2023

Balance, beginning of period	$1,107,961	$1,020,585
Additions	-	141,799
Interest Expense	32,215	56,316
Lease payments	(86,024)	(81,090)
Translation Adjustment	(3,068)	(29,649)
Balance, end of period	$1,051,084	$1,107,961

Current	155,078	138,372
Non-Current	896,006	969,589
	$1,051,084	$1,107,961

The following table provides a maturity analysis of the Company’s lease liability. The amounts disclosed in the maturity analysis are the contractual undiscounted cash flows before deducting interest or finance charges:

2024	$125,651
2025	216,008
2026	217,196
2027	214,640
2028	227,992
2029	200,179
2030	16,682
$1,218,348

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the six month period ended February 29, 2024

(Expressed in US Dollars)

11. Expenses

The following table provides a breakdown of the selling, general and administrative  :

	Six Months ended
	February 29, 2024	February 28, 2023
	$	$
Software Subscription	402,289	455,639
Office and general	34,155	47,305
Professional fees	192,405	215,149
Dues and Subscriptions	152,441	118,568
Rent	98,078	78,884
Consulting fees	24,474	112,547
Travel	86,049	36,255
Donations	4,646	15,771
Lease expense	6,333	22,232
Insurance	31,078	1,732
	1,031,947	1,104,082

12. Related party transactions

Compensation of key management personnel includes the CEO, COO, CSO, and CFO:

	February 29, 2024	February 28, 2023
	$	$
Salaries and Wages	364,450	366,183
Share-based compensation	-	28,946

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the six month period ended February 29, 2024

(Expressed in US Dollars)

13. Deferred government incentive

The Company was eligible for the Government of Canada SRED program up to November 3, 2023. The Company has accrued $634,481 of SRED receivable as at February 29, 2024, which is recognized in trades and other receivables in the consolidated balance sheet. A portion of the funds received is related to costs that have been capitalized for the development of internally generated software recognized as intangible asset in Note 6 as such $503,258 of the balance received and accrued is recognized as deferred government incentive balance and will be recognized as recovery in the condensed interim consolidated statement of operations and comprehensive loss over the useful life of the intangible assets. As at February 29, 2024, $80,334 was recognized as reversal of recovery of operating expenses in the condensed interim consolidated statement of operations and comprehensive loss. As at February 28, 2023 $392,919 was recognized as recovery of operating expenses in the condensed interim consolidated statement of operations and comprehensive loss over the useful life of the intangible assets.

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

The maximum credit exposure at February 29, 2024 is the carrying amount of cash and trade receivables. The Company’s exposure to credit risk is considered to be low, given the size and nature of the various counterparties involved and their history of performance.

The Company has not historically incurred any significant credit loss in respect of its trade receivables. Based on consideration of all possible default events over the assets’ contractual lifetime, the expected credit loss in respect of the Company’s trade receivables was minimal as at February 29, 2024 and August 31, 2023.

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

Management and the Board of Directors review the Company’s capital management approach on an ongoing basis and believe this approach, given the relative size of the Company, is reasonable. The Company is not subject to externally imposed capital requirements. The Company’s capital management objectives, policies and processes have remained unchanged during the period ended February 29, 2024.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements

For the six month period ended February 29, 2024

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

See note 10 related to lease commitments.

16. Disaggregation of revenue

	Six months ended
	February 29, 2024	February 28, 2023
	$	$
Sales revenue	7,358,172	7,938,884
Commission expense	6,740,307	7,129,867
Net sales revenue	617,864	809,017

Subscription revenue	378,632	361,192
Sponsorship revenue	139,859	-
Other revenue	142,722	-
Underwriting revenue	73,781	164,483
Total revenue	1,352,858	1,334,692

17. Loan

The Company entered into a loan on July 31, 2023, with a one-year term and maturity date of July 31, 2024. The Company obtained a loan of $430,098 with an annual compounded interest rate of 12% per annum. The Company paid a 2% advance fee to obtain the loan as at August 31, 2023. The Company received an additional advance of $71,479 related to the Loan during the six-month period ended February 29, 2024. The Company obtained the loan based on the qualified SRED amount to be obtained for fiscal year 2023 and six-month period ended February 29, 2024, noted in Note 13. The loan was subsequently settled in full during March 2024.

18. Subsequent events

The only subsequent event the company determined was the loan repayment in March 2024.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS .

Please read the following management’s discussion and analysis of our financial condition and results of operations, along with our unaudited condensed interim consolidated financial statements and the related notes and other information. It is important to note that this discussion and analysis contain forward-looking statements with certain risks and uncertainties. These risks and uncertainties could cause our results to differ materially from what was anticipated in these forward-looking statements. You can find more information about these risks and uncertainties under “Special Note Regarding Forward-Looking Statements” in Part I and this Form 10Q.

Special Note Regarding Forward-Looking Statements

This Form 10-Q includes forward-looking statements that entail potential risks and uncertainties. These statements are usually identified by the use of specific terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and other comparable terminology. All the statements in this Form 10-Q that are not about historical facts, including those related to our future operations, financial position, revenue, projected costs, strategy, plans, management objectives, and expected market growth, are forward-looking. While reading this Form 10-Q, you should know that these statements do not guarantee our performance or results. They include known and unknown risks, uncertainties, and assumptions, as mentioned under the “Risk Factors” section in Form 10-Q. We believe that these forward-looking statements are based on reasonable assumptions. Still, you must be aware that many factors, including those mentioned under the “Risk Factors” section in this Form 10-Q, could affect our financial results or operations and cause actual results to differ from those stated in the forward-looking statements. These statements were made as of the date of this Form 10-Q, and we are not obligated to update or revise any forward-looking statements made here to reflect any change in our expectations or any change in events, conditions, or circumstances on which these statements are based. All written or oral forward-looking statements made by us or on our behalf are qualified by the cautionary statements mentioned in this Form 10-Q.

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

Recent Developments

Business Trends

The Bank of Canada kept the prime interest rate high during 2023 to control high inflation. This resulted in high mortgage interest rates. Consequently, the mortgage interest rates increased significantly, leading to a considerable shrinkage in the mortgage origination market from 2022 to 2023 to 2024. The rise in mortgage interest rates, alongside the economic uncertainty, has resulted in a reduced demand for mortgage originations.

The mortgage business is aligned with the real estate industry, which is a seasonal business. The peak season is normally May to September of each year. Our quarterly results mostly fall in the off-peak season.

Summary of six months ended February 29, 2024.

During the period under review, we generated $697.411 million in residential mortgage loans compared to $650.664 million in the previous corresponding period, which ended on February 28, 2023. This amount represents an increase of $46.747 million or 7.18% compared to the same period that ended on February 28, 2023. Our Net Loss stood at $1.531 million, as compared to the $1.404 million recorded in the same period on February 28, 2023. We also generated a loss of $1.112 million of Adjusted EBITDA, which represents a increase of$1.045 million, or 1,555.37%, compared to the $0.067 million generated in the same period on February 28, 2023. For more information on Adjusted EBITDA, please refer to the “Non-GAAP Financial Measures” section.

Summary of three months ended February 29, 2024.

During the period under review, we generated $314.963 million in residential mortgage loans compared to $267.901 million in the previous corresponding period, which ended on February 28, 2023. This amount represents an increase of $47.062 million or 17.567% compared to the same period that ended on February 28, 2023. Our Net Loss stood at $0.657 million, as compared to the $0.685 million recorded in the same period on February 28, 2023. We also generated a loss of $0.527 million of Adjusted EBITDA, which represents a increase of $0.497 million, or 1,649.78%, compared to the $0.030 million generated in the same period on February 28, 2023. For more information on Adjusted EBITDA, please refer to the “Non-GAAP Financial Measures” section.

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

Our definition of “Adjusted Revenue” is the sum of all gross revenues. Similarly, we define “Adjusted Net (Loss) Income” as pre-tax earnings before accounting for share-based compensation expense, impairment loss on investments, accrual of legal fees and deferred tax accrual, and the applicable tax effects of these adjustments. We add back Salesforce expenses and capitalize them with a 20% depreciation rate. We added deferred government incentive to the current Income to arrive at Adjusted EBITDA. Lastly, our definition of “Adjusted Diluted (Loss) Earnings Per Share” is derived after adjusting for the abovementioned items.

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

Reconciliation of Adjusted Revenue to Total Revenue, net

	Three months ended
	February 29, 2024	February 28, 2023
Total revenue, net	784,869	493,491
Commission expense	3,135,578	3,374,690
Gross Revenue	3,920,447	3,868,181

Reconciliation of Adjusted Net (Loss) Income to Net Income Attributable to Pineapple Financial Inc.

	Three months ended
	February 29, 2024	February 28, 2023
Net Income attributable to Pineapple Financial	(657,456)	(685,093)
Share-based compensation	-	(28,892)
Government based incentive	(29,109)	556,200
Depreciation	160,999	127,642
Change in fair value of warrant liability	(1,876)	-
Adjusted EBITDA	(527,442)	(30,143)

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Three months Ended
	February 29, 2024	February 28, 2023
Weighted average common shares outstanding	6,475,300	6,306,979

Adjusted Diluted (Loss)) Earning per share	(0. 08)	(0.004)
Adjusted EBITDA	(527,442)	(30,143)

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

	Three months ended
	February 29, 2024	February 28, 2023
Mortgage volume	314,963,000	267,901,000
Sales revenue	3,478,883	3,581,771
Commission expense	3,135,578	3,374,690
Net sales revenue	343,305	207,081
Sponsorship revenue	140,884	-
Underwriting revenue	34,512	102,399
Subscription revenue	195,410	184,011
Other Income	70,758	-

Reconciliation of Adjusted Revenue to Total Revenue, net

	Six months ended
	February 29, 2024	February 28, 2023
Total revenue, net	1,352,858	1,334,692
Commission expense	6,740,307	7,129,867
Gross Revenue	8,093,165	8,464,559

Reconciliation of Adjusted Net (Loss) Income to Net Income Attributable to Pineapple Financial Inc.

	Six months ended
	February 29, 2024	February 28, 2023
Net Income attributable to Pineapple Financial	(1,530,695)	(1,403,747)
Share-based compensation	-	33,041
Government based incentive	116,035	1,092,546
Depreciation	315,184	210,975
Change in fair value of warrant liability	(12,685)	-
Adjusted EBITDA	(1,112,161)	(67,185)

Reconciliation of Adjusted Diluted Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding

	Six months Ended
	February 29, 2024	February 28, 2023
Weighted average common shares outstanding	6,475,300	6,306,979

Adjusted Diluted (Loss)) Earning per share	(0. 17)	(0.011)
Adjusted EBITDA	(1,112,161)	(67,185)

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

	Six months ended
	February 29, 2024	February 28, 2023
Mortgage volume	697,411,000	650,664,000
Sales revenue	7,358,172	7,938,884
Commission expense	6,740,307	7,129,867
Net sales revenue	617,864	809,017
Sponsorship revenue	139,860
Underwriting revenue	73,781	164,692
Subscription revenue	378,632	361,193
Other Income	73,781	-

Description of Certain Components of Financial Data

Components of Revenue

Our sources of revenue include commissions from lenders, underwriting revenue, membership fees from mortgage agents, and other Income.

Sales revenue

Sales revenue is commission collected from financial institutions with contracts in place. The Company earns revenue based on a percentage of mortgage amount funded between individuals referred by the Company and financial institutions funding the mortgage. We are an agent in these deals as we provide the platform for other parties to provide services to the end-user. For each contract with a customer, the Company identifies the contract with a customer, identifies the performance obligations in the contract, and determines the transaction price to the separate performance obligations based on the relative stand-alone selling price of each distinct good or service to be delivered; and recognizes revenue when or as each performance obligation is satisfied in a manner that depicts the transfer to the customer of the goods or services promised. The Company acknowledges revenue when a contract exists with a lender party and an agent broker, the contract identifies the use of the platform service to close a mortgage deal, the mortgage deal has been closed with the lending financial institution, and commissions are paid by the lending financial institution based on various criteria of the mortgage deal including but not limited to interest rates available at that time, term, seasonality, collateral, Income, purpose, etc. Revenue is measured at the fair value of the consideration received or receivable and represents amounts receivable for services provided in the normal course of business. Upon completing all the actions listed above, revenue is recognized at the end of the deal. A typical transaction attracts a commission fee payable to Pineapple Financial Inc.

Subscription Revenue:

Users access and use our technology platform, MyPineapple, for a flat monthly service fee of $118. In exchange for this fee, users of MyPineapple have access to a network management system that allows them to perform back-office procedures more efficiently and effectively. This platform will enable them to process the deal described above and prepare and complete the package for submission to be funded by the financial institution. We have a strong user base, which has experienced significant growth since our inception. Revenue is recognized at the beginning of the month when a User is invoiced and pays the fee.

Underwriting Fee:

Users can optionally use our expert risk pre-assessment service, which assists them in pre-underwriting their loans before submission to a lender for approval and funding. This service significantly reduces the time the lender partners take to assess the deal. For mortgages of $197,475 and less, we charge an underwriting fee of $276; for mortgages greater than $197,475, the Company charges an underwriting fee of $395. The Company has undertaken a special program to educate and inform Users of this service in further detail. Approximately 40% of the deals originated by users using this service. This program intends to increase the number of deals further and improve the services offered.

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

Share-based compensation

Share-based compensation comprises equity awards and is measured and expensed accordingly under Accounting Standards Codification (“ASC”) 718 Compensation-Stock Compensation.

Comparison of six months ended February 29, 2024 and February 28, 2023

	Six months ended			Percentage of
	February 29, 2024	February 28, 2023	Increase/ (decrease)	Increase/ (Decrease)
Description	$	$	$	%
Sales revenue	8,093,165	8,464,559	(371,394)	(4.39)
Commission	6,740,307	7,129,867	(389,560)	(5.46)
Net Revenue	1,352,858	1,334,692	18,166	1.36
Selling, general and administrative	1,031,947	1,104,082	(72,135)	(6.53)
Advertising and marketing	404,017	469,321	(65,304)	(13.92)
Salaries, wages and benefits	1,186,316	1,274,549	(88,233)	(6.92)
Interest expense and bank charges	49,881	39,390	10,491	26.63
Depreciation	315,184	210,975	104,209	49.39
Share-based compensation	-	33,041	(33,041)	(100.00)
Government based incentive	(80,334)	(392,919)	(312,585)	(79.55)
Total expenses	2,767,151	2,738,439	28,712	1.05
Foreign exchange gain (loss)	10,773	-	10,772	100.00
Change in fair value of warrant liability	12,682	-	12,682	100.00
Loss before income taxes	(1,530,695)	(1,403,747)	126,949	9.04
Income tax	-	-
Net loss	(1,530,695)	(1,403,747)	126,949	9.04
Foreign currency translation adjustment	(10,451)	(135,078)
Net loss and comprehensive loss	(1,541,146)	(1,538,825)

Revenue

Sales Revenue decreased from $8,465 million in the six months ending February 29, 2024, to $8.093 million in the six months ending February 28, 2023, representing a 4.39% decrease from period to period. To control high inflation, The Bank of Canada increased the interest rate from 3.75% as of December 01, 2022, to 5.00% as of February 29, 2024. This resulted in decreased real estate transactions and, eventually, in the mortgage business.

Net revenue

Pineapple Financials’ net revenue increased 1.36% during the six months ending February 29, 2024. This increase was due to more volume by low-volume agents with low margins in second quarter of the financial year.

Cost of Revenue

During the six months ending February 29, 2024, the cost of revenue decreased to $6.74 million from $7.130 million during the six months ending February 28, 2023. The decrease in the cost of revenue is due to the decline in revenue.

Selling, General and Administrative Expenses.

The breakdown of selling, general and administrative expenses are as follows:

	Six months ending
	February 29, 2024	February 28, 2023	Increase/ (Decrease)	Increase/ (Decrease)
Description	($)	($)	($)	(%)
Software subscription	402,289	455,639	(53,350)	(11.71)
Office and general	34,154	47,305	(13,151)	(27.80)
Professional fee	192,405	215,149	(22,744)	(10.57)
Dues and subscriptions	152,441	118,568	33,873	28.57
Rent	98,078	78,884	19,194	24.33
Consulting fee	24,474	112,547	(88,073)	(78.25)
Travel	86,049	36,255	49,794	137.35
Donations	4,646	15,771	(11,125)	(70.54)
Lease expense	6,333	22,232	(15,899)	(71.51)
Insurance	31,078	1,732	29,346	1,694.34
	1,031,947	1,104,082	(72,135)	(6.53)

General and administrative expenses decreased by $72,135 from $1,104,082 during the six months ending February 28, 2023, to $1,031,947 during the six months ending February 29, 2024. This decrease represents 6.53% from six months ended February 28, 2023, to February 29, 2024.

Software subscriptions decreased by $53,350, representing 11.71%, from $455,639 during the six months ended February 28, 2023, to $402,289 during the six months ended February 29, 2024. This is due to the usage of more in-house developed software.

Office and general expenses decreased to $13,151 during the six months ending February 29, 2024, from $47,305 during the six months ended February 28, 2023. This represents a decrease of 27.80%. This decrease represents control of the expenses.

Dues and subscriptions increased from $118,568 during the six months ended February 28, 2023, to $152,441 for the six months ended February 29, 2024, representing a 28.57% increase. This increase is due to Initial Public Offering on November 03, 2023.

Advertising and Marketing

	Six months ended
	February 29, 2024	February 28, 2023	Increase/ (Decrease)	Increase/ (Decrease)
Description	($)	($)	($)	(%)
Advertising and marketing	404,017	469,321	(65,304)	(13.92)

Advertising and marketing decreased to $404,017 during the six months ending February 29, 2024, compared to $469,321 during the previous six months ending February 28, 2023. This 13.92% decrease was due to fewer advertisement and marketing expenses during the depressed real estate market.

Salaries, Wages and benefits

	Six months ended
	February 29, 2024	February 28, 2023	Increase/ (Decrease)	Increase/ (Decrease)
Description	($)	($)	($)	(%)
Salaries, wages and benefits	1,186,316	1,274,549	(88,233)	(6.92)

Salaries, wages, and benefits decreased by $88,233, or 6.92%, from $1,274,549 during the six months ended February 28, 2023, to $1,186,316. This is due to management’s cost-cutting efforts.

Depreciation

	Six months ended
	February 29, 2024	February 28, 2023	Increase/ (Decrease)	Increase/ (Decrease)
Description	($)	($)	($)	(%)
Depreciation	315,184	210,975	104,209	49.39

Pineapple Financial is actively investing in the development of its software. During the six months under review, $0.558 million was added to intangible assets. This addition mostly represents the salaries, wages, and benefits of our staff working on intangible assets. These additions are the main cause of the depreciation increase during the six months that ended on February 29, 2024.

Government based incentive

	Six months Ended
	February 29, 2024	February 28, 2023	Increase/ (Decrease)	Increase/ (Decrease)
Description	($)	($)	($)	(%)
Government based incentive	(80,334)	(392,919)	(312,585)	(79.55)

The Company is no longer eligible for SR&ED incentives after its IPO.

Comparison of three months ended February 29, 2024, and February 28, 2023

	Three ended			Percentage of
	February 29, 2024	February 28, 2023	Increase/ (decrease)	Increase/ (Decrease)
Description	$	$	$	%
Sales revenue	3,920,447	3,868,181	52,266	1.35
Commission	3,135,578	3,374,690	(239,112)	(7.09)
Net Revenue	784,869	493,491	291,378	59.04
Selling, general and administrative	592,202	444,226	147,976	33.31
Advertising and marketing	150,597	354,680	(204,083)	57.54
Salaries, wages and benefits	541,062	654,683	(113,621)	(17.36)
Interest expense and bank charges	28,450	19,164	9,286	48.46
Depreciation	160,999	127,642	33,357	26.13
Share-based compensation	-	(28,892)	28,892	100.00
Government based incentive	(29,109)	(392,919)	(363,810)	92.60
Total expenses	1,444,201	1,178,584	265,617	22.54
Foreign exchange gain (loss)	-	-
Change in fair value of warrant liability	1,876	-	1,876	100.00
Loss before income taxes	(657,456)	(685,093)	(27,637)	(4.03)
Income tax	-	-
Net loss	(657,456)	(685,093)
Foreign currency translation adjustment	1,727	61,846
Net loss and comprehensive loss	(655,729)	(623,247)

Revenue

Sales Revenue increased from $3.868 million in the three months ending February 29, 2024, to $3.920 million in the three months ending February 28, 2023, representing a 1.35% increase from period to period. Bank of Canada halted the interest rate hike, and the inflation is under control. This resulted in a better real estate market at the start of the year. The hope for interest rate cuts by the Bank of Canada led to an increase in volume.

Net Revenue

Pineapple Financials’ net revenue increased to $291,378 during the three months ending February 29, 2024. This represents a 59.04% increase as compared to the previous corresponding quarter ended February 28, 2023.

Cost of Revenue

During the three months ending February 29, 2024, the cost of revenue decreased by $0.239 million from $3.375 million during the three months ended February 28, 2023 to $3.375 million during the three months ended February 29, 2024. The decrease in the cost of revenue is due to the improved real estate market, which resulted in business by agents with low margins.

Selling, General and Administrative Expenses.

	Three months ended
	February 29, 2024	February 28, 2023	Increase/ (Decrease)	Increase/ (Decrease)
Description	($)	($)	($)	(%)
Selling, general and administrative	592,202	444,226	147,976	33.31

Selling, general and administrative expenses increased by $147,976 from $444,226 during the three months ending February 28, 2023, to $592,202 during the three months ending February 29, 2024. This increase represents 33.31%. This is due to expansion in other areas and travelling costs.

Advertising and Marketing

	Three months ended
	February 29, 2024	February 28, 2023	Increase/ (Decrease)	Increase/ (Decrease)
Description	($)	($)	($)	(%)
Advertising and marketing	150,597	354,680	(204,083)	(57.54)

Advertising and marketing decreased to $150,597 during the three months ending February 29, 2024, as compared to $354,680 during the previous corresponding three months ending February 28, 2023. Last year, our Horizon expense was booked in February 2023 as compared to the expense in March 2024. This is the reason for the decrease.

Salaries, Wages and benefits

	Three months ended
	February 29, 2024	February 28, 2023	Increase/ (Decrease)	Increase/ (Decrease)
Description	($)	($)	($)	(%)
Salaries, wages and benefits	541,062	654,683	(113,621)	(17.36)

Salaries, wages and benefits decreased by $113,621 or 17.36% from $654,683 during the three months ended February 28, 2023, to $541,062. This is due to management’s cost-cutting efforts.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Six months ended
	February 29, 2024	February 28, 2023	Increase/ (Decrease)
Description	$	$	$
Cash (used) provided in operating activities	(1,566,642)	(1,924,986)	327,021
Cash (used) provided by financing activities	2,737,392	(15,008)	2,783,723
Cash (used) provided in investing activities	(562,602)	(660,051)	(97,449)
Cash at the end of the period	1,339,618	1,179,976	159,642

Net cash flow from (used in) operating activities

	Six months ended
	February 29, 2024	February 28, 2023
Description	($)	($)
Operating activities
Net loss	(1,530,696)	(1,403,748)
Adjustments for the following non-cash items:
Depreciation of property and equipment	43,406	29,283
Depreciation of intangible assets	204,786	128,807
Depreciation on right of use asset	66,992	52,885
Interest expense on lease liability	32,215	29,424
Share-based compensation	-	33,041
Foreign exchange gain (loss)		-
Change in fair value of warrant liability	(12,685)	-
Net changes in non-cash working capital balances:
Trade and other receivables	68,622	(703,706)
Prepaid expenses and deposits	(169,105)	29,590
Accounts payable and accrued liabilities	(73,808)	(132,460)
Deferred government incentive	(196,369)
Income taxes receivable	-	71,078
	(1,566,642)	(1,924,986)

Our primary source of cash flow comes from our core business operations.

During the six-month period that ended on February 29, 2024, the Company’s net cash used in operating activities decreased to $1,566,642 from $1,924,986 in the previous corresponding period. This decrease in cash outflow is primarily due to accounts payable and accrued liability payments. Additionally, trade and other receivables add outflows to operating activities.

Net cash flow from (used in) financing activities

During the six months ending February 29, 2024, the Company issued 875,000 shares through an initial public offer of $4.00. The Company received $2.752 million after underwriting commission and other initial public offering expenses.

Net cash flow from (used in) investing activities

The Company invested $0.558 million to develop software for quick and accurate mortgage application filling by field agents during the six months ended February 29, 2024. These investments will help the Company acquire more mortgage agents in the future.

As of February 29, 2024, the Company’s cash balance was $1,339,618, as compared to $79,976 on February 28, 2023.

The Company’s capital structure comprises contributed common shares, an accumulated deficit, additional paid-in capital, and other comprehensive losses. Its primary sources of liquidity are cash generated through operations and cash received from investors in exchange for the issuance of common shares. The business aims to meet all its financial and other obligations as they come due.

Future capital requirements will depend on various factors, including our investment in technology and growth rate. However, certain aspects, like interest rates and real estate markets, are beyond our control.

The following table presents our liquidity:

	February 29, 2024	August 31, 2023
Description	($)	($)
Cash and cash equivalents	1,339,618	720,365
Trade and other receivables	690,366	758,988
Prepaid expenses and deposit	387,255	218,151
	2,417,239	1,697,504

As of February 29, 2024, Pineapple has a healthy liquidity position with $1.340 million in cash and cash equivalents. The trade and other receivables, prepaid expenses and deposits indicate that the Company can meet its obligations. The Company’s liquidated assets are under pressure mainly due to the expansion of our operations and investment in technology. Additionally, the Canadian real estate market, inflation, and the continuous hike of interest rates by the Bank of Canada have also affected the Company’s operations and impacted its liquidity.

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

Revenue Recognition

The Company has adopted ASC 606, Revenue from Contracts with Customers, which provides a single comprehensive model for revenue recognition. The standard’s core principle is that revenue should be recognized when goods or services are transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard introduced a new contract-based revenue recognition model with a measurement approach that is based on an allocation of the transaction price. It establishes a five-step model to account for revenue arising from contracts with customers. Under this standard, revenue is recognized at an amount that reflects the consideration an entity expects to be entitled to in exchange for transferring goods or services to a customer. The standard requires entities to exercise judgment, considering all of the relevant facts and circumstances when applying each step of the model to contracts with customers. Additionally, the standard specifies the accounting for incremental costs of obtaining a contract and the costs directly related to fulfilling a contract.

When the Company transfers goods or services to a customer, revenue is recognized at an amount that reflects the expected consideration.

The company operates an online platform powered by Salesforce, enabling brokers and agents to close deals efficiently.

The Company’s subsidiary, Pineapple Insurance Inc., generates revenue by charging insurance policies and services premiums. Pineapple Insurance is affiliated with a major insurance company, from which it earns commissions for providing services, primarily mortgage insurance. Mortgage insurance is a requirement for each mortgage. Pineapple Insurance acts as the agent that supplies insurance services to the consumer and is paid a commission from the premiums collected by the insurance company whose products and services it provides to the end consumer. Additionally, Pineapple Insurance has adopted ASC 606.

Basis of presentation, functional and presentation currency

The Company’s headquarters is in Ontario, Canada, and the functional currency is Canadian Dollars (CAD), with the presentation currency being U.S. Dollars (USD). The Company’s subsidiaries have a functional currency of CAD and presentation currency of USD, which have been applied consistently.

A foreign currency translation will be undertaken to report under US GAAP, which will be the basis of the presentation.

Lease Accounting

The relevant criteria applicable is ASC 842. We assess at contract inception whether a contract is, or contains, a lease. That is, if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. We apply a single recognition and measurement approach for all leases except for short-term leases and leases of low-value assets. We recognize lease liabilities to make lease payments and right-of-use assets representing the right to use the underlying assets.

At the commencement date of the lease, we recognize lease liabilities measured at the present value of lease payments to be made over the lease term. Lease payments include fixed payments (including in-substance fixed payments) less any lease incentives receivable, variable lease payments that depend on an index or a rate, and amounts expected to be paid under residual value guarantees. Lease payments also include the exercise price of a purchase option reasonably certain to be exercised by us and payments of penalties for terminating the lease if the lease term reflects us exercising the option to terminate. Variable lease payments that do not depend on an index or a rate are recognized as expenses in the period in which the event or condition that triggers the payment occurs. In calculating the present value of lease payments, we use our incremental borrowing rate at the lease commencement date because the interest rate implicit in the lease is not readily determinable. After the commencement date, the amount of lease liabilities is increased to reflect the accretion of interest and reduced for the lease payments made. In addition, the carrying amount of lease liabilities is remeasured if there is a modification, a change in the lease term, a change in the lease payments (e.g., changes to future payments resulting from a change in an index or rate used to determine such lease payments) or a change in the assessment of an option to purchase the underlying asset.

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

The total amount of both investments was recorded at fair value, and any impairment loss is recognized in the profit and loss account.

Share-Based Compensation

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

Options granted on June 14, 2021, vest over 2 years, whereby 25% of the options granted are vested on the grant date, and the remaining unvested options are vested in equal installments every six months after that. The fair value of the stock options granted was $1,317,155. A total stock-based compensation expense was recognized of $Nil for six months ended February 29, 2024 (February 28, 2023 - $33,041).

The Chief Financial Officer was granted 63,821 Stock options on November 15, 2021 as part of his compensation package. The options vest over a 3-year period whereby 8,974 of the options granted vested on the grant date and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of the stock options granted was $141,885. The Chief Financial Officer options were forfeited during the year ended August 31, 2023. For period ended November 30, 2023, stock-based compensation expense of $nil (February 28, 2023 - $48,458) was recognized.

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

As of February 29, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and based on this assessment, our management concluded that, as of February 29, 2024, our disclosure controls and procedures were not effective as a result of deficiencies in our internal control over financial reporting. We have made improvements during the current period and are implementing plans to improve these deficiencies, including implementation of independent review and approval of transactions and reconciliations in certain processes through hiring additional personnel and segregating duties amongst our team

Financial Instruments

As on February 29, 2024, the Company’s financial instruments consist of cash, trade and other receivables, investments, accounts payable and accrued liabilities and loan.

As per ASC 820, Fair value measurement establishes a fair value hierarchy based on the level of independence and objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

As of February 29, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash	1,339,618			1,339,618
Investment			9,984	9,984

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

PART II. OTHER INFORMATION

Item 1 Legal Proceedings.

To our best knowledge, we are currently not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations .

Item 1A Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of unregistered sales of equity securities during the three months ended February 29, 2024.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not applicable.

Item 5 Other Information.

None.

Item 6. EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2024, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE FINANCIAL INC.

Date: April 15, 2024	By:	/s/ Shubha Dasgupta
Shubha Dasgupta
Chief Executive Officer

Date: April 15, 2024	By:	/s/ Sarfraz Habib
Sarfraz Habib
Chief Financial Officer

