Form 10-Q
period 2024-05-31
Pineapple Financial Inc.
filed 2024-07-15
CIK 1938109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

The number of shares of the registrant’s common stock issued and outstanding, as of July 15, 2024 was 7,273,416.

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

Pineapple Financial Inc.

Condensed Interim Consolidated Balance Sheets (Unaudited)

As at May 31, 2024 and August 31, 2023

(Expressed in US Dollars)

		May 31, 2024 (Unaudited)	August 31, 2023
As at:

Assets
Current assets
Cash		$748,769	$720,365
Trade and other receivables	Note 13	151,264	758,988
Prepaid expenses and deposits		152,174	218,150
		1,052,207	1,697,503

Investments	Note 4	9,935	10,013
Right-of-use asset	Note 10	853,123	960,377
Property and equipment	Note 5	172,869	242,091
Intangible assets	Note 6	2,221,370	1,718,954
		$4,309,504	$4,628,938

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities		$530,562	$605,319
Loan	Note 17	-	430,098
Current portion of lease liability	Note 10	159,210	138,372
		689,772	1,173,790

Deferred government incentive	Note 13	524,595	699,627
Conversion note payable	Note 18	80,568	-
Conversion feature liability	Note 18	57,299	-
Lease liability	Note 10	847,060	969,589
Warrant liability	Note 8	62,733	-
		$2,262,027	$2,843,005

Shareholders’ Equity
Common shares, no par value; unlimited authorized; 7,181,979 issued and outstanding shares as of May 31, 2024 and 6,306,979 as at August 31, 2023.	Note 7	7,606,685	4,903,031
Additional paid-in capital	Note 8,9	2,955,944	2,955,944
Accumulated other comprehensive loss		(480,393)	(417,727)
Accumulated deficit		(8,034,759)	(5,655,315)
		2,047,477	1,785,933
		$4,309,504	$4,628,938

Description of business (note 1)
Contingencies and commitments (note 15)
Subsequent events (note 19)
Approved on behalf of Board of Directors

“Shuba Dasgupta”	“Drew Green”

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the three month and nine month periods ended May 31, 2024

(Expressed in US Dollars)

		Three months ended		Nine months ended
		May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
For the period ended		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	Note 16	$736,448	603,231	$1,971,377	1,937,923

Expenses
Selling, general and administrative	Note 11	491,666	698,568	1,545,900	1,617,231
Advertising and Marketing		265,395	169,655	648,197	824,395
Salaries, wages and benefits		593,202	552,819	1,825,786	1,827,369
Interest expense and bank charges		40,373	18,689	42,825	58,079
Depreciation	Note 5,6,10	220,190	91,554	535,575	302,529
Share-based compensation	Note 9	-	(67)	-	32,974
Government Incentive	Note 13	21,770	(119,753)	(176,326)	(512,673)
Total expenses		$1,632,596	1,411,465	$4,421,957	4,149,904

Loss from operations		(896,148)	(808,234)	(2,450,580)	(2,211,981)
Foreign exchange gain (loss)		-	-	10,751	-
Gain (loss) on change in fair value of warrant liability	Note 8	29,479	-	42,251	-
Gain (loss) on change in fair value of conversion feature liability	Note 18	18,064	-	18,134	-
Loss before income taxes		$(848,605)	(808,234)	$(2,379,444)	(2,211,981)

Net loss		$(848,605)	(808,234)	$(2,379,444)	(2,211,981)
Foreign currency translation adjustment		(41,676)	(3,658)	(62,666)	(131,420)

Net loss and comprehensive loss		$(890,281)	(811,892)	$(2,442,110)	(2,343,401)

Loss per share - basic and diluted ($)		(0.12)	(0.13)	(0.37)	(0.35)

Weighted average number of common shares outstanding - basic and diluted		7,181,978	6,306,979	7,181,978	6,306,979

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the nine month period ended May 31, 2024

(Expressed in US Dollars)

		Additional	Accumulated
	Common	Paid in	other	Accumulated	Total
	Shares	Capital	comprehensive	(deficit)	shareholders’
	(note 7)	(note 8 and 9)	loss	earnings	equity
	$	$	$	$	$
Balance, August 31, 2022	4,903,031	2,922,853	(353,218)	(2,846,278)	4,626,388
Share-based compensation	-	32,974	-	-	32,974
Foreign exchange translation	-	-	(131,420)	-	(131,420)
Net loss	-	-	-	(2,211,981)	(2,211,981)
Balance, May 31, 2023	4,903,031	2,955,827	(484,638)	(5,058,259)	2,315,961

Balance, August 31, 2023	4,903,031	2,955,944	(417,727)	(5,655,315)	1,785,933
Shares issued on Initial Public offering on November 3, 2023	2,751,937				2,751,937
Warrants issued related to Initial Public Offering	(48,283)	-	-	-	(48,283)
Foreign exchange translation	-	-	(62,666)	-	(62,666)
Net loss	-	-		(2,379,444)	(2,379,444)
Balance, May 31, 2024	7,606,685	2,955,944	(480,393)	(8,034,759)	2,047,477

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Cash Flow (Unaudited)

For the nine months ended May 31, 2024

(Expressed in US Dollars)

		Nine Months Ended
For the period ended:		May 31, 2024 (Unaudited)	May 31, 2023 (Unaudited)
		$	$
Cash provided by (used for) the following activities

Operating activities
Net loss for the period		(2,379,444)	(2,211,981)
Adjustments for the following non-cash items:
Depreciation of property and equipment	Note 5	65,300	42,592
Depreciation of intangible assets	Note 6	369,993	180,770
Depreciation on right of use asset	Note 10	100,282	79,167
Interest expense on lease liability	Note 10	47,482	43,946
Share-based compensation	Note 9	-	32,974
Foreign exchange gain (loss)		(10,751)
Change in fair value of warrant liability	Note 8	(42,251)	-
Change in fair value of conversion feature liability	Note 18	(18,133)	-

Net changes in non-cash working capital balances:
Trade and other receivables		607,724	(636,309)
Prepaid expenses and deposits		65,976	267,607
Accounts payable and accrued liabilities		(74,756)	187,261
Deferred government incentive		(175,032)	-
Income taxes receivable		-	71,078
		(1,443,610)	(1,942,895)

Financing activities
Repayment of loan	Note 17	(430,099)	-
Share capital issuance	Note 7	2,751,937	-
Note payable proceed	Note 18	300,000	-
Lease payments Repayment of lease obligations	Note 10	(141,032)	(46,778)
		2,480,806	(46,778)

Investing activities
Additions to intangible assets	Note 6	(896,223)	(910,397)
Additions to property and equipment	Note 5	(4,962)	(51,216)
		(901,185)	(961,613)

Net change in cash		136,011	(2,951,286)
Effect of changes in foreign exchange rates		(107,607)	(89,253)
Cash, beginning of period		720,365	3,896,839
Cash, end of period		748,769	856,300

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the nine month period ended May 31, 2024

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

Impact from the global inflationary pressures leading to higher interest rates

During the first quarter of 2022, due to inflationary pressures that were felt around the globe, central banks all over the world increased interest rates steadily to reduce these pressures. The impact on the real estate market has been to reduce the price wars, bidding, and control over the runaway prices. This has led to modifications in all businesses associated with real estate including the Company. With the interest rates increases which reduces prices has led to reduced volume for the Company. It is unknown how long the increased interest rates will last. The Company determined that there were no material expectations of increased credit losses, and no material indicators of impairment of long-term assets.

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

The condensed interim consolidated financial statements were authorized for issue by the Board of Directors on July 15, 2024.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For nine months period ended May 31, 2024

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

For period nine month period ended May 31, 2024

(Expressed in US Dollars)

3. Significant accounting judgments, estimates and assumptions (continued)

Warrant Liability:

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed interim consolidated statements of operations and comprehensive loss.

The warrants are not precluded from equity classification and are accounted for as such on the date of issuance and will be on each unaudited condensed interim consolidated balance sheet date thereafter. As the warrants are equity classified, they are initially measured at fair value (or allocated value).

Derivative Financial Instrument:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed interim consolidated statements of operations and comprehensive loss. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Useful life of Assets

Significant judgement is involved in determination of useful life for the property plant and equipment and intangible assets. Management assesses the reasonability of the useful life on an annual basis to record the depreciation of the intangibles and property plant and equipment.

Recently issued and adopted accounting standards:

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard modifies the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

In March 2024, the FASB issued ASU 2024-01 - Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This standard clarifies whether profits interest and similar awards fall within the scope of stock-based compensation guidance as defined in ASC Topic 718, introducing examples to demonstrate this. The ASU includes scenarios where profits interest awards are classified as equity instruments or liability awards and situations where they fall outside ASC Topic 718, being accounted for under ASC Topic 710. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

4. Investments

During the year ended August 31, 2021, the Company purchased an investment in a private company. The Company holds a 5% interest with no significant influence. The investment is recorded at FVTPL using level 3 inputs. The valuation of the Company’s investment is determined based on the most recent private placement financing completed. As at May 31, 2024, the Company recognized a $Nil change in fair value (2023- $nil). Change in fair value during the current period due to foreign exchange translation.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the nine month period ended May 31, 2024

(Expressed in US Dollars)

5. Property and equipment

The Company’s property and equipment consist of laptops, furniture and office equipment.

Property and equipment
Cost
Balance, August 31, 2022	$296,999
Additions	62,073
Translation adjustment	(9,789)
Balance, August 31, 2023	$349,283
Additions	4,962
Translation adjustment	(2,458)
Balance, May 31, 2024	$351,787

Accumulated depreciation
Balance, August 31, 2022	$49,334
Depreciation	67,674
Translation adjustment	(9,816)
Balance, August 31, 2023	$107,192
Depreciation	65,300
Translation adjustment	6,426
Balance, May 31, 2024	$178,918

Net carrying value
May 31, 2024	$172,869
August 31, 2023	$242,091

6. Intangible assets

The intangible assets additions in the current period are related to development costs capitalized for internally generated software with a useful life of 5 years.

Intangible assets
Cost
Balance, August 31, 2022	$779,490
Additions	1,300,225
Translation adjustment	(22,190)
Balance, August 31, 2023	$2,057,525
Additions	896,223
Translation adjustment	(28,034)
Balance, May 31, 2024	$2,925,714

Accumulated depreciation
Balance, August 31, 2022	$77,102
Depreciation	265,150
Translation adjustment	(3,681)
Balance, August 31, 2023	$338,571
Depreciation	369,993
Translation adjustment	(4,220)
Balance, May 31, 2024	$704,344

Net carrying value
May 31, 2024	$2,221,370
August 31, 2023	$1,718,954

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the nine month period ended May 31, 2024

(Expressed in US Dollars)

7. Share capital

Authorized share capital

The authorized share capital of the Company consists of an unlimited number of common shares with a nominal par value.

	#	$
Balance, August 31, 2022 and 2023	6,306,979	4,903,031

Issuance of Common Shares on Initial Public Offering	875,000	3,500,000
Share Issuance Costs		(748,063)
Warrants issued		(48,283)

Balance, May 31, 2024	7,181,979	7,606,685

On November 3, 2023, the Company completed was listed on the New York Stock Exchange (NYSE) under the ticker PAPL. The Company issued 875,000 shares on the initial public offering and received gross proceeds of $3,500,000 on closing of the public offering. The Company incurred $796,346 in share issue costs related to underwriter fee and legal cost fees. The share issue cost balance includes the fair value of $48,283 related to 26,250 representative warrants that were issued on November 3, 2023 to the underwriters for an exercise price of $4 and expiring on October 31, 2028 and warrants issue for convertible notes as per agreement on May 10, 2024.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the nine month period ended May 31, 2024

(Expressed in US Dollars)

8. Warrants

a)	Common Share purchase warrant

	#	$
Balance, August 31, 2022	1,652,988	2,922,853
Share-based compensation expense	-	33,091
Balance, August 31, 2023 and May 31, 2024	1,652,988	2,955,944

b)	Warrant Liability

As noted in Note 7 above on November 3, 2023, the Company issued 26,250 warrants at an exercise price of $4 with an expiry date of October 31, 2028 and on May 10, 2024 the Company entered into a convertible debt transaction (Note 18) and also issued 1,000,000 warrants at an exercise price of $5 with an expiry date of February 10, 2025. As per ASC 815 the instruments did not meet the criteria to be classified as equity instruments as such were classified as a financial liability. Below is the continuity of the warrant liability valuation.

The warrants issued on November 3, 2023 were valued using the Black-Scholes method with the share price of $1.86, exercise price of $4, term of 5 years, risk free rate of 4.62% and volatility of 251% at issuance and share price of $1.15, exercise price of $4, term of 4.42 years, risk free rate of 4.69% and volatility of 152.71% as at May 31, 2024.

The warrants issued in May 2024 were valued using the Black-Scholes method with the share price of $1.29, exercise price of $5, term of 6 months, risk free rate of 4.78%, credit spread of 31.46% and volatility of 106.81% at issuance and share price of $1.94, exercise price of $4, term of 6 months, risk free rate of 4.79%, credit spread of 31.55% and volatility of 103.26% as at May 31, 2024.

	#	$
Balance at August 31, 2023	-	-
Issuance of warrants– November 2023	26,250	48,283
Issuance of warrants – May 2024	1,000,000	56,701
Change in fair value of warrant liability		(42,251)
Fair Value of Warrants at May 31, 2024	1,026,250	62,733

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the nine month period ended May 31, 2024

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

Options granted on June 14, 2021, vest over a 2-year period whereby 25% of the options granted vested on the date of grant, and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of stock options granted was $1,317,155. A total stock-based compensation expense was recognized of $Nil for nine months ended May 31, 2024 (May 31, 2023 - $57,140).

The former Chief Financial Officer was granted 63,821 Stock options on November 15, 2021 as part of his compensation package. The options vest over a 3-year period whereby 8,974 of the options granted vested on the grant date and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of the stock options granted was $141,885. The former Chief Financial Officer options were forfeited during the year ended August 31, 2023. For period ended May 31, 2024, stock-based compensation expense of $nil (May 31, 2023 a recovery of $24,165) was recognized.

The following reconciles the options outstanding at the beginning and end of the period that were granted to eligible participants pursuant to the Plan:

	May 31, 2024		August 31, 2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	#	$	#	$
Balance, as at beginning of period	565,689	3.72	628,510	3.71
Forfeited during period	-	3.82	(62,821)	3.82
Balance as at period end	565,689	3.72	565,689	3.72
Exercisable as at period end	565,689	3.72	565,689	3.72

The weighted average remaining life of the options outstanding as at May 31, 2024 is 2.03 years and the intrinsic value of the options outstanding is $Nil.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the nine month period ended May 31, 2024

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

The following schedule shows the movement in the Company’s right-of-use asset:

Right-of-use asset

Cost
Balance, August 31, 2022	$1,084,523
Additions	141,799
Translation adjustment	(48,601)
Balance, August 31, 2023	1,177,721
Translation adjustment	(42,737)
Balance, May 31, 2024	$1,134,984

The right-of-use asset is being depreciated on a straight-line basis over the remaining lease term.

Accumulated Depreciation
Balance, August 31, 2022	$130,432
Depreciation	108,335
Translation adjustment	(21,423)
Balance, August 30, 2023	$217,344
Depreciation	100,282
Translation adjustment	(35,763)
Balance, May 31, 2024	$281,862

Carrying Amount
May 31, 2024	$853,123
August 31, 2023	$960,377

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the nine month period ended May 31, 2024

(Expressed in US Dollars)

10. Right-of-use asset and lease liability (continued)

The following schedule shows the movement in the Company’s lease liability during the period:

	May 31, 2024	August 31, 2023

Balance, beginning of period	$1,107,961	$1,020,585
Additions	-	141,799
Interest Expense	47,482	56,316
Lease payments	(141,032)	(81,090)
Translation Adjustment	(8,141)	(29,649)
Balance, end of period	$1,006,270	$1,107,961

Current	159,210	138,372
Non-Current	847,060	969,589
	$1,006,270	$1,107,961

The following table provides a maturity analysis of the Company’s lease liability. The amounts disclosed in the maturity analysis are the contractual undiscounted cash flows before deducting interest or finance charges:

2024	$70,996
2025	216,066
2026	217,255
2027	214,698
2028	228,054
2029	200,233
2030	16,686
$1,163,989

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the nine month period ended May 31, 2024

(Expressed in US Dollars)

11. Expenses

The following table provides a breakdown of the selling, general and administrative:

	Nine ended
	May 31, 2024	May 31, 2023
	$	$
Software Subscription	663,424	619,703
Office and general	117,213	134,633
Professional fees	157,531	271,916
Dues and Subscriptions	146,964	188,810
Rent	155,628	118,837
Consulting fees	45,167	112,319
Travel	113,940	55,655
Donations	7,406	38,149
Lease expense	54,946	75,396
Insurance	59,681	1,813
	1,545,900	1,617,231

12. Related party transactions

Compensation of key management personnel includes the CEO, COO, CSO, and CFO:

	May 31, 2024	May 31, 2023
	$	$
Salaries and Wages	554,828	549,275
Share-based compensation	-	28,946

13. Deferred government grant

The Company was eligible for the Government of Canada SRED program up to November 3, 2023. The Company has accrued $105,150 of SRED receivable as at May 31, 2024, which is recognized in trades and other receivables in the consolidated balance sheet. A portion of the funds received is related to costs that have been capitalized for the development of internally generated software recognized as intangible asset in Note 6 as such $524,595 of the balance received and accrued is recognized as deferred government incentive balance and will be recognized as recovery in the consolidated statement of operations and comprehensive loss over the useful life of the intangible assets. As at May 31, 2024, $176,326 (May 31, 2023 $512,673) was recognized as recovery of operating expenses in the consolidated condensed interim statement of operations and comprehensive loss.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements (Unaudited)

For the nine month period ended May 31, 2024

(Expressed in US Dollars)

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

The maximum credit exposure at May 31, 2024 is the carrying amount of cash and trade receivables. The Company’s exposure to credit risk is considered to be low, given the size and nature of the various counterparties involved and their history of performance.

The Company has not historically incurred any significant credit loss in respect of its trade receivables. Based on consideration of all possible default events over the assets’ contractual lifetime, the expected credit loss in respect of the Company’s trade receivables was minimal as at May 31, 2024 and August 31, 2023.

b)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates. The Company does not have any variable interest-bearing debt.

c)	Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach in managing liquidity is to ensure, to the extent possible, that it will have sufficient liquidity to meet its liabilities when due, by continuously monitoring actual and forecasted cash flows. As on May 10, 2024, company entered into an agreement pursuant to which received access to US $15,000,000 equity line of credit for period of 36 months. As at May 31, 2024 the Company has not accessed the equity line of credit.

d)	Management of capital

The Company’s objective of managing capital, comprising of shareholders’ equity, is to ensure its continued ability to operate as a going concern. The Company manages its capital structure and makes changes to it based on economic conditions.

Management and the Board of Directors review the Company’s capital management approach on an ongoing basis and believe this approach, given the relative size of the Company, is reasonable. The Company is not subject to externally imposed capital requirements. The Company’s capital management objectives, policies and processes have remained unchanged during the period ended May 31, 2024.

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

See note 10 related to lease commitments.

16. Disaggregation of billing

	Nine months ended
	May 31, 2024	May 31, 2023
	$	$
Gross Billing	11,450,989	11,097,689
Commission expense	10,456,703	10,340,720
Net sales revenue	994,286	756,969

Subscription revenue	560,261	999,932
Other revenue	301,585	-
Underwriting revenue	115,245	181,022
Total revenue	1,971,377	1,937,923

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements

For the nine month period ended May 31, 2024

(Expressed in US Dollars)

17. Loan

The Company entered into a loan on July 31, 2023, with a one-year term and maturity date of July 31, 2024. The Company obtained a loan of $430,099 with an annual compounded interest rate of 12% per annum. The Company paid a 2% advance fee to obtain the loan as at August 31, 2023. The Company received an additional advance of $87,369 related to the Loan during the nine-month period ended May 31, 2024. The Company obtained the loan based on the qualified SRED amount to be obtained for fiscal year 2023 and nine-month period ended May 31, 2024, noted in Note 13. The loan was settled in full during March 2024.

18. Convertible Loan

On May 10, 2024, the Company issued an unsecured convertible debt (‘debt”) of $300,000 carrying a two-year term with interest on the outstanding principal amount from the date of issuance accrued at the rate of 8% per annum. The Company also issued 1,000,000 warrants with exercise price of $5 in connection with the convertible debt (Note 8).

The Company has an option to prepay the loan prior to the maturity date subject to a prepayment fee of $75,000.

The conversion price of the debt shall equal to 75% of the volume weighted average price (VWAP) on the trading day immediately preceding the conversion date.

The conversion feature of the note was not clearly and closely related to the debt and should be recognized as a derivative liability. The Company determined that the estimate fair value of the derivative liability is $75,432. The prepayment option was not clearly and closely related to the debt and should have been recognized a derivative liability. The Company determined the estimated fair value of the prepayment option to be $nil.

The company incurred debt issuance cost of $94,687 which was applied against the principal of the debt. The debt component of the convertible debt was valued using the effective interest method, based on an estimated effective interest of 46%.

During the nine months ended May 31, 2024, the Company accrued interest of $1,381 recognized in accounts payable and accrued liabilities in the unaudited condensed interim consolidated balance sheet and incurred accretion expense of $6,655 recognized in the unaudited condensed interim consolidated statement of operations and comprehensive loss.

The following table presents the principal amounts and accrued interest of the convertible debt as at May 31, 2024.

Amount
Convertible Promissory Note August 31, 2023	-
Issuance of convertible debt	$73,913
Accretion expense	6,655
Convertible Promissory Note May 31, 2024	80,568

The following table presents the conversion feature liability balance as at May 31, 2024.

Amount
Balance, issuance date	$75,432
Change in Fair value of conversion feature liability	(18,133)
Balance, May 31, 2024	57,299

19. Subsequent events

The Company has performed an evaluation of subsequent events through the time of filing this nine months and has determined the following subsequent events:-

i)	On July 08, 2024, company issued 91,437 shares against the convertible note as per the convertible debt agreement for $50,000. ($42,372.60 and $7,627.40 interest) on dated July 09, 2024.

ii)	Company also entered into equity line of credit agreement on May 10, 2024 through equity purchase agreement (“EPA”). The agreement was effective on July 08, 2024. As per the term of the agreement, company shall issue and sell to the Investor, from time to time, and the Investor shall purchase up to Fifteen Million Dollars ($15,000,000) of the Company’s common shares at a purchase price of 95 percent of the market price. The Company shall issue 200,000 Company’s common shares as a commitment fee under the EPA to the Investor. The put notice should be between $10,000 to $1,000,000 or 150 percent of the average daily trading value.

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

Summary of nine months ended May 31, 2024.

During the period under review, we generated $1,445.028 million in residential mortgage loans compared to $1,288.708 million in the previous corresponding period, which ended on May 31, 2023. This amount represents an increase of $156.32 million or 12.13% compared to the same period that ended on May 31, 2023. Our Net Loss stood at $2.379 million, as compared to the $2.212 million recorded in the same period on May 31, 2023.

Summary of three months ended May 31, 2024.

During the period under review, we generated $503.523 million in residential mortgage loans compared to $ 410.312 million in the previous corresponding period, which ended on May 31, 2023. This amount represents an increase of $93.211 million or 22.72% compared to the same period that ended on May 31, 2023. Our Net Loss stood at $0.848 million, as compared to the $0.808 million recorded in the same period on May 31, 2023.

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

	Three months ended
	May 31, 2024	May 31, 2023
Mortgage volume	377,640,286	307,734,120
Gross billing	4,449,848	3,814,083
Commission expense	3,713,400	3,210,852
Sales revenue	736,448	603,231
Underwriting revenue	41,454	16,751
Subscription revenue	181,701	106,572

Reconciliation of Adjusted Revenue to Total Revenue, net

	Nine months ended
	May 31, 2024	May 31, 2023
Total revenue, net	1,971,377	1,937,922
Commission expense	10,456,703	10,340,720
Gross billing	12,428,079	12,278,642

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

	Nine months ended
	May 31, 2024	May 31, 2023
Mortgage volume	1,083,771,257	966,531,247
Gross billing	11,450,989	11,097,689
Commission expense	10,456,703	10,340,720
Sales revenue	994,286	756,969
Sponsorship revenue	178,243	-
Underwriting revenue	115,244	181,022
Subscription revenue	560,261	999,932
Other Income	123,342	-

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

Comparison of nine months ended May 31, 2024 and May 31, 2023

	Nine months ended			Percentage of
	May 31, 2024	May 31, 2023	Increase/ (decrease)	Increase/ (Decrease)
Description	$	$	$	%
Gross billing	12,428,080	12,278,643	149,437	1.22
Commission	10,456,703	10,340,720	115,983	1.12
Net Revenue	1,971,377	1,937,923	33,454	1.73
Selling, general and administrative	1,545,900	1,617,231	(71,331)	(4.41)
Advertising and marketing	648,197	824,395	(176,198)	(21.37)
Salaries, wages and benefits	1,825,786	1,827,369	(1,583)	(0.09)
Interest expense and bank charges	42,825	58,079	(15,254)	(26.26)
Depreciation	535,575	302,529	233,046	77.03
Share-based compensation	-	32,974	(32,974)	(100.00)
Government based incentive	(176,326)	(512,673)	(336,347)	(65.61)
Total expenses	4,421,957	4,149,904	272,053	6.56
Foreign exchange gain (loss)	10,751	-	10,751	100.00
Gain (loss) change in fair value of warrant liability	42,251	-	42,251	100.00
Gain (loss) on change in fair value of conversion feature liability	18,134	-	18,134	100.00
Loss before income taxes	(2,379,444)	(2,211,982)	167,462	7.57
Net loss	(2,379,444)	(2,211,982)	167,462	7.57
Foreign currency translation adjustment	(62,666)	(131,420)
Net loss and comprehensive loss	(2,442, 110)	(2,343,402)

Revenue

Gross Billing increased from $12.279 million in the nine months ending May 31, 2023, to $12.428 million in the nine months ending May 31, 2024, representing a 1.22% increase from period to period. To control high inflation, The Bank of Canada increased the interest rate from 3.75% as of December 01, 2022, to 5.00% as of May 31, 2024.. This resulted in decreased real estate transactions and, eventually, in the mortgage business. However, on June 05, 2024, BOC has cut the interest rate by 0.25% bringing it down to 4.75%.

Net revenue

Pineapple Financials’ net revenue increased by 1.73% during the nine months ending May 31, 2024. The volume remains consistent with the last year.

Cost of Revenue

During the nine months ending May 31, 2024, the commission expense also increased to $10.457 million from $10.341 million during the nine months ending May 31, 2023. The increase is in line with the increase in gross billing.

Selling, General and Administrative Expenses.

The breakdown of selling, general and administrative expenses are as follows:

	Nine months ending
	May 31, 2024	May 31, 2023	Increase/ (Decrease)	Increase/ (Decrease)
Description	($)	($)	($)	(%)
Software subscription	663,424	619,703	43,721	7.06
Office and general	117,213	134,632	(17,419)	(12.94)
Professional fee	157,531	271,916	(114,385)	(42.06)
Dues and subscriptions	146,964	188,810	(41,846)	(22.16)
Rent	155,628	118,837	36,791	30.96
Consulting fee	45,167	112,319	(67,152)	(59.79)
Travel	113,940	55,655	58,285	104.73
Donations	7,406	38,149	(30,743)	(80.59)
Lease expense	54,946	75,396	(20,450)	(27.12)
Insurance	59,681	1,813	57,868	3,191.84
	1,545,900	1,617,231	(71,331)	(4.41)

General and administrative expenses decreased by $71,331 from $1,617,231 during the nine months ending May 31, 2023, to $1,545,900 during the nine months ending May 31, 2024. This decrease represents 4.41% from nine months ended May 31, 2023, to May 31, 2024. This is because of cost-saving measures taken by the company.

Software subscriptions increased by $43,721, representing 7.06%, from $619,703 during the nine months ended May 31, 2023, to $663,424 during the nine months ended May 31, 2024. The increase is due to change in price of the software used.

Office and general expenses decreased to $17,419 during the nine months ending May 31, 2024, from $134,632 during the nine months ended May 31, 2023. This represents a decrease of 12.94%. This decrease is due to control of the expenses.

Dues and subscriptions decreased from $188,810 during the nine months ended May 31, 2023, to $146,964 for the nine months ended May 31, 2024, representing a 22.16% decrease. This decrease represents the cost control efforts by the management.

Advertising and Marketing

	Nine months ended
	May 31, 2024	May 31, 2023	Increase/ (Decrease)	Increase/ (Decrease)
Description	($)	($)	($)	(%)
Advertising and marketing	648,197	824,395	(176,198)	(21.37)

Advertising and marketing decreased to $648,197 during the nine months ending May 31, 2024, compared to $824,395 during the previous nine months ending May 31, 2023. This 21.37% decrease was due to fewer advertisement and marketing expenses during the depressed real estate market.

Salaries, Wages and benefits

	Nine months ended
	May 31, 2024	May 31, 2023	Increase/ (Decrease)	Increase/ (Decrease)
Description	($)	($)	($)	(%)
Salaries, wages and benefits	1,825,786	1,827,369	(1,583)	(0.09)

Salaries, wages, and benefits decreased by $1,583, or 0.09%, from $1,827,369 during the nine months ended May 31, 2023, to $1,825,786. This is in line with the previous year.

Depreciation

	Nine months ended
	May 31, 2024	May 31, 2023	Increase/ (Decrease)	Increase/ (Decrease)
Description	($)	($)	($)	(%)
Depreciation	535,575	302,529	233,046	77.03

Pineapple Financial is actively investing in the development of its software. During the nine months under review, $0.940 million was added to intangible assets. This addition mostly represents the salaries, wages, and benefits of our staff working on intangible assets. These additions are the main cause of the depreciation increase during the nine months that ended on May 31, 2024.

Comparison of three months ended May 31, 2024, and May 31, 2023

	Three months ended			Percentage of
	May 31, 2024	May 31 2023	Increase/ (decrease)	Increase/ (Decrease)
Description	$	$	$	%
Gross billing	4,449,848	3,955,559	494,289	12.50
Commission	3,713,400	3,352,328	361,072	10.77
Revenue	736,448	603,231	133,217	22.08
Selling, general and administrative	491,666	698,568	(206,902)	(29.62)
Advertising and marketing	265,395	169,655	95,740	56.43
Salaries, wages and benefits	593,202	552,819	40,383	7.31
Interest expense and bank charges	40,374	18,689	21,685	116.03
Depreciation	220,190	81,554	138,636	169.99
Share-based compensation	-	(67)	67	100.00
Government based incentive	21,770	(119,753)	(97,983)
Total expenses	1,632,596	1,411,465	221,131	15.67
Gain (loss) on change in fair value of conversion feature liability	29,479	-
Gain (loss) on change in fair value of conversion feature liability	18,064	-	18,064	100.00
Loss before income taxes	(848,605)	(808,234)	76,939	9.52
Net loss	(848,605)	(808,234)	76,939	9.52
Foreign currency translation adjustment	(41,676)	3,658
Net loss and comprehensive loss	(890,281)	(811,892)

Gross Billing

Gross billing increased from $3.955million in the three months ending May 31, 2023, to $4.449 million in the three months ending May 31, 2024, representing a 12.50% increase from period to period. Bank of Canada halted the interest rate hike, and the inflation is under control. This resulted in a better real estate market at the start of the year. The hope for interest rate cuts by the Bank of Canada in June 2024 will lead to an increase in volume.

Revenue

Pineapple Financials’ revenue increased to $736,448 during the three months ending May 31, 2024 as compared to $603,231 during the three months ended May 31, 2023. This represents a 22.08% increase as compared to the previous corresponding quarter ended May 31, 2023.

Commission

During the three months ending May 31, 2024, the cost of revenue increased by $0.361 million from $3.352 million during the three months ended May 31, 2023 to $3.713 million during the three months ended May 31, 2024. The increase in the commission is due to the business by agents with high margins.

Selling, General and Administrative Expenses.

	Three months ended
	May 31, 2024	May 31, 2023	Increase/ (Decrease)	Increase/ (Decrease)
Description	($)	($)	($)	(%)
Selling, general and administrative	491,666	698,568	(206,902)	(29.62)

Selling, general and administrative expenses decreased by $206,902 from $698,568 during the three months ending May 31, 2023, to $491,666 during the three months ending May 31, 2024. This decrease represents 29.62%. This is due to cost control measures adopted by the company.

Advertising and Marketing

	Three months ended
	May 31, 2024	May 31, 2023	Increase/ (Decrease)	Increase/ (Decrease)
Description	($)	($)	($)	(%)
Advertising and marketing	265,395	169,655	95,740	56.43

Advertising and marketing increased to $265,395 during the three months ending May 31, 2024, as compared to $169,655 during the previous corresponding three months ending May 31, 2023. This increase was due to more marketing efforts for the company to keep and increase the market share.

Salaries, Wages and benefits

	Three months ended
	May 31, 2024	May 31, 2023	Increase/ (Decrease)	Increase/ (Decrease)
Description	($)	($)	($)	(%)
Salaries, wages and benefits	593,202	552,819	40,383	7.31

Salaries, wages and benefits increased by $40,383 or 7.31% from $552,819 during the three months ended May 31, 2023, to $593,202. This is in line with the precious quarter.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Nine months ended
	May 31, 2024	May 31, 2023	Increase/ (Decrease)
Description	$	$	$
Cash (used) provided in operating activities	(1,443,610)	(1,942,895)	499,285
Cash (used) provided by financing activities	2,480,806	(46,778)	2,527,584
Cash (used) provided in investing activities	(901,185)	(961,613)	(60,428)
Cash at the end of the period	748,769	856,300	107,531

Net cash flow from (used in) operating activities

	Nine months ended
	May 31, 2024	May 31, 2023
Description	($)	($)
Operating activities
Net loss	(2,379,444)	(2,211,981)
Adjustments for the following non-cash items:
Depreciation of property and equipment	65,300	42,592
Depreciation of intangible assets	369,993	180,770
Depreciation on right of use asset	100,282	79,167
Interest expense on lease liability	47,482	43,946
Share-based compensation	-	32,974
Foreign exchange gain (loss)	(10,751)	-
Change in fair value of warrant liability	(42,251)
Change in fair value of conversion feature liability	(18,133)
Net changes in non-cash working capital balances:
Trade and other receivables	607,724	(636,309)
Prepaid expenses and deposits	65,976	267,607
Accounts payable and accrued liabilities	(74,756)	187,261
Deferred government incentive	(175,032)	-
Income taxes receivable	-	71,078
	(1,443,610)	(1,942,895)

Our primary source of cash flow comes from our core business operations.

During the nine-month period that ended on May 31, 2024, the Company’s net cash used in operating activities decreased to $1.444 million from $1.943 million in the previous corresponding period. This decrease in cash outflow is primarily due to accounts payable and accrued liability payments. Additionally increase in trade and other receivables add outflows to operating activities.

Net cash flow from (used in) financing activities

During the nine months ending May 31, 2024, the Company issued 875,000 shares through an initial public offer of $4.00. The Company received $2.752 million after underwriting commission and other initial public offering expenses. Further company issued convertible note payable for $300,000 which carries interest at the rate of 8% p.a. for two year or when the note will be converted into ordinary shares.

Net cash flow from (used in) investing activities

The Company invested $0.901 million to develop software for quick and accurate mortgage application filling by field agents during the nine months ended May 31, 2024. These investments will help the Company acquire more mortgage agents in the future.

As of May 31, 2024, the Company’s cash balance was $748,769, as compared to $856,300 on May 31, 2023.

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

The following table presents our liquidity:

	May 31, 2024	August 31, 2023
Description	($)	($)
Cash and cash equivalents	748,769	720,365
Trade and other receivables	151,264	758,988
Prepaid expenses and deposit	152,174	218,151
	1,052,207	1,697,504

As of May 31, 2024, Pineapple has a liquidity position with $1.052 million in cash and cash equivalents. The trade and other receivables, prepaid expenses and deposits indicate that the Company can meet its obligations. The Company’s liquidated assets are under pressure mainly due to the expansion of our operations and investment in technology. Additionally, the Canadian real estate market, inflation, and the continuous hike of interest rates by the Bank of Canada have also affected the Company’s operations and impacted its liquidity.

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

Options granted on June 14, 2021, vest over 2 years, whereby 25% of the options granted are vested on the grant date, and the remaining unvested options are vested in equal installments every six months after that. The fair value of the stock options granted was $1,317,155. A total stock-based compensation expense was recognized of $Nil for nine months ended May 31, 2024 (May 31, 2023 - $57,140).

The former Chief Financial Officer was granted 63,821 Stock options on November 15, 2021 as part of his compensation package. The options vest over a 3-year period whereby 8,974 of the options granted vested on the grant date and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of the stock options granted was $141,885. The former Chief Financial Officer options were forfeited during the year ended August 31, 2023. For period ended May 31, 2024, stock-based compensation expense of $nil (May 31, 2023 – a recovery of $24,165) was recognized.

On November 3, 2023, Company issued 26,250 warrants to our underwriters of initial public offering, EF Hutton. These are exercisable between May 31, 2024 to October 31, 2028. Strike price is $4.00 per warrant.

On July 6, 2023, we completed a 1-for-3.9 reverse stock split, or the Reverse Split, effective immediately. Consequently, all the share numbers, shares prices, and exercise prices have been retroactively adjusted in these condensed interim consolidated financial statements for all periods presented.

On July 08, 2024, company issued 91,437 shares against the convertible note as per the SPA  agreement for $50,000. ($42,372.60 and $7,627.40 interest) on dated July 09, 2024.

Company also entered into equity line of credit agreement on May 10, 2024 through equity purchase agreement (“EPA”). The agreement was effective on July 08, 2024. As per the term of the agreement, company shall issue and sell to the Investor, from time to time, and the Investor shall purchase up to Fifteen Million Dollars ($15,000,000) of the Company’s common shares at a purchase price of 95 percent of the market price. The Company shall issue 200,000 Company’s common shares as a commitment fee under the EPA to the Investor. The put notice should be between $10,000 to $1,000,000 or 150 percent of the average daily trading value.

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

As of May 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and based on this assessment, our management concluded that, as of May 31, 2024, our disclosure controls and procedures were not effective as a result of deficiencies in our internal control over financial reporting. We have made improvements during the current period and are implementing plans to improve these deficiencies, including implementation of independent review and approval of transactions and reconciliations in certain processes through hiring additional personnel and segregating duties amongst our team

Financial Instruments

As on May 31, 2024, the Company’s financial instruments consist of cash, trade and other receivables, investments, accounts payable and accrued liabilities, loan, convertible loan and warrant liabilities.

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

As of May 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash	748,769			748,679
Investment			9,935	9,935

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds .

On May 10, 2024, the Company entered into an equity purchase agreement (the “EPA”) with Brown Stone Capital Ltd., a corporation organized under the laws of England and Wales (the “Investor”) pursuant to which the Company shall issue and sell to the Investor, from time to time as provided herein, and the Investor shall purchase up to Fifteen Million Dollars ($15,000,000.00) of the Company’s common shares and issue 200,000 Company’s common shares as a commitment fee under the EPA to the Investor (collectively as the “EPA Shares”) at purchase price to be determined as per the terms and conditions of the EPA.

In relation to the EPA Shares the Company has entered into a registration rights agreement dated May 10, 2024 (the “RRA”) with the Investors, requiring the Company to register the EPA Shares issued under the EPA. Pursuant to the RRA, the Company has agreed to file one or more registration statements with the Securities and Exchange Commission covering the registration of the EPA Shares.

Concurrently, on May 10, 2024, the Company entered into a securities purchase agreement (the “SPA” and together with the EPA and the RRA as the “Agreements”) with the Investor, pursuant to which the Company has agreed to sell to the Investor a convertible promissory note (the “Note”) in the aggregate principal amount of $300,000, with an 8% per annum interest rate and a maturity date of twenty four (24) months from the date of the issuance.

As an incentive to buy the Note, the Company has agreed to issue warrants to purchase 1,000,000 common shares (the “Warrants”), with an exercise price of $5 per share and term of nine (9) months from the date of issuance. The Note is convertible into the Company’s common shares, no par value, subject to the terms and conditions therein.

Subsequently the EPA Shares along with the shares issuable upon the exercise of the Warrants and the conversion of the Note were registered under a registration statement on Form S-1, as amended (File No. 333-279802) filed with SEC on May 29, 2024, which was then declared effective on July 8, 2024.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not applicable.

Item 5 Other Information.

None.

Item 6. EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE FINANCIAL INC.

Date: July 15, 2024	By:	/s/ Shubha Dasgupta
Shubha Dasgupta
Chief Executive Officer

Date: July 15, 2024	By:	/s/ Sarfraz Habib
Sarfraz Habib
Chief Financial Officer

