Form 10-K
period 2024-08-31
Pineapple Financial Inc.
filed 2024-12-20
CIK 1938109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2024

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

(416) 669-2046
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Shares, no par value	PAPL	NYSE American

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

As of August 31, 2024 (the last business day of the registrant’s most recently completed year end), the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $4.313 million, based on the closing price on that date as reported on the NYSE American LLC.

Number of shares of common shares outstanding as of December 19, 2024 was 8,808,019.

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 17 of Annual Report on Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

ii

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks described in the section titled “Risk Factors” and elsewhere in this prospectus. The main risks set forth below and others you should consider are discussed more fully in the section entitled “Risk Factors” beginning on page 17, which you should read in its entirety.

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

We currently operate exclusively in Canada, specifically in the provinces of Ontario, Newfoundland and Labrador, New Brunswick, Nova Scotia, British Columbia, Prince Edward Island, Manitoba and Alberta. We launched our first brokerage in Ontario in November 2016. We have been approved by each of the applicable provincial mortgage regulators to operate in 11 provinces and territories namely Alberta, British Columbia, New Brunswick, Newfoundland and Labrador, Northwest Territories, Nova Scotia, Nunavut, Prince Edward Island, Quebec, and Yukon, and 1 provinces to follow is Saskatchewan. We launched our first brokerage office in Alberta on July 1, 2021. We also launched our first brokerage office in Newfoundland and Labrador, Nova Scotia, New Brunswick, and Prince Edward Island on May 4, 2022. We launched our first British Columbia brokerage office in 2024. We provide our Brokerage Services to both residential and commercial mortgage opportunities and, in each case, through a proprietary technology called MyPineapple, as discussed in further detail below.

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

Pineapple Insurance officially launched in October 2024, marking a significant milestone in Pineapple Financial’s diversification strategy. The costs anticipated for Pineapple Insurance are largely tied to marketing efforts, human capital, and platform development. Human capital costs include a fixed expense for senior leadership, along with variable costs for additional personnel as the business scales. With the strategic integration of Pineapple Insurance into the MyPineapple platform, our development costs are aimed at ensuring seamless client experiences and operational efficiency. We estimate that approximately 15% of the proceeds from the shares offering will be allocated to support the continued growth and scaling of this business vertical.

The growth timeline for Pineapple Insurance is projected at 12 to 24 months post-launch, reflecting strong initial demand and the effectiveness of our comprehensive go-to-market strategy. This timeline is contingent upon the effectiveness of marketing campaigns, customer adoption of the services offered by Industrial Alliance, and the competitiveness of pricing and premiums. The early success of our launch indicates promising customer acceptance, supported by focused efforts to educate users on product variations and benefits. These efforts are expected to accelerate market penetration and drive sustained growth for this subsidiary.

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

Growth Strategy

Brokerage Services

We aim to gain further market share and consumer adoption by focusing on the following areas of growth:

1.	Increase Agent Revenue From Optimized Analytics: We will continue to analyze past borrower data to determine opportunities to beneficially re-service them in the future, potentially creating revenue generating activities and significantly enhancing the borrower experience.

2.	Added Product Suite - Insurance. As discussed above, we are establishing an insurance channel that provides borrowers with a full suite of insurance products, which we believe will increase revenue.

3.	National Expansion: We expect to continue to expand our business and operations into current jurisdictions along with new provinces such as British Colombia and Quebec.

4.	Borrower-Facing Technology. We believe MyPineapple will be a marketplace where clients can select from a variety of mortgage products that will suit their individual needs while tracking the progress and status of the transaction for the life of the mortgage and beyond.

Insurance Products

In order to achieve our objectives and goals, Pineapple Insurance will focus on four main areas:

1.	Insurance originations: Our files will be obtained exclusively through the Pineapple Financial referral network. This will be achieved through technology integration where Pineapple Insurance agents are immediately notified of a mortgage approval which requires an insurance option. Our agents will be highly trained in an effort to service the growth of our referral network. Consistency in service level and approach is key to building our brand.

2.	Emphasizing core values: Servicing our clients, maintaining relationships, ongoing and continued support, education and training, ongoing lines of communication between mortgage agent and insurance agent and ensuring a smooth and efficient closing process. We expect our agents to conduct themselves with the highest level of professionalism and carry out the fundamental and core values of Pineapple Insurance at all times.

3.	Hiring and training insurance agents: We will follow and adhere to strict hiring and training policies as set out in our training manuals. Development of education and training programs working in conjunction with our partners. Ensuring that we are consistently working on recruiting top performing insurance agents that will be able to meet the growth and scale of the needs of the Company.

4.	Technologies and relationship management tools: We will be replicating and customizing our robust MyPineapple system for data transfer and client management. This will be broken into the following areas:

●	Operational Excellence: notifying insurance agents at the optimal time to increase conversion metrics and customer satisfaction. Integration of client data so the process is convenient for all involved parties. Visibility of status and automations of workflow and requirements;

●	Client Relationship Management (CRM): Advancing client relationships towards application indication, application completion and client retention; and

●	Acquisition: marketing funnels to leverage the overall database and identity opportunities from older missed opportunities.

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

In alignment with the Canadian government’s commitment to improving housing affordability and accessibility, several new housing measures have been introduced to support homeowners and first-time buyers. These include enabling homeowners to refinance their mortgages to construct secondary rental suites and borrowing up to 90% of their home’s value with a 30-year amortization period. Additionally, the mortgage insurance price limit has been increased to $2 million, ensuring broader access to financing across Canada’s diverse housing markets.

The government has also proposed consultations on taxing vacant land to encourage development and incentivize landowners to build homes. Collaboration with provinces, territories, and municipalities is underway to implement these measures effectively. Starting December 15, 2024, two key rules will further aid affordability: 30-year mortgage amortizations will become available to all first-time homebuyers and buyers of new-build properties, and the price cap for insured mortgages will rise to $1.5 million from $1 million.

Moreover, the federal government has expanded the Canada Public Land Bank by adding 14 underused federal properties, bringing the total to 70. These properties across major cities are slated for affordable housing developments. This initiative supports the government’s broader plan to unlock public lands for housing and address the growing demand for homes while strengthening Canadian communities.

These measures, alongside the influx of new immigrants and the rising demand for home renovations, refurbishments, and innovative financing solutions, create a favorable environment for Pineapple Financial Inc. to continue expanding its offerings and capitalizing on these growth opportunities.

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

Pineapple Financial Inc. and Mortgage Market Dependency

As of November 2024, Canada’s mortgage market continues to demonstrate resilience despite ongoing challenges. According to the Bank of Canada, the total residential mortgage market is valued at over $1.6 trillion, driven by population growth, increasing borrower demand, and evolving consumer sentiment. This figure excludes mortgages held by provincially regulated entities such as credit unions and mortgage investment corporations.

Mortgage lenders offer a broad range of products, including fixed and variable rates, varying terms, and flexible amortization periods. Recent interest rate cuts by the Bank of Canada have rejuvenated the market, improving affordability for new buyers and creating opportunities for existing homeowners to refinance or renew at more favorable terms. The practice of negotiating discounted rates remains prevalent, highlighting the importance of mortgage brokers in securing competitive deals for clients.

Mortgage brokers are critical intermediaries, leveraging their volume-based bargaining power to erode lender price discrimination and secure advantageous rates. These professionals are provincially regulated and must meet stringent licensing and training requirements. While the barriers to entry remain relatively low, successful brokers rely on experience, negotiating skills, and technological support to thrive in an increasingly competitive market.

Key trends currently influencing the market include:

●	Renewals Surge: Over 30% of Canadian mortgages are expected to renew within the next 12 months, a significant driver of market activity.
●	Housing Shortages: A growing population, combined with limited housing supply, has led to increased pressure on the market, with demand consistently outstripping available inventory.
●	Government Policies: Recent adjustments, such as the introduction of a 30-year amortization period for insured mortgages and incentives for affordable housing, have bolstered consumer confidence and created new opportunities.
●	Consumer Sentiment: Improved confidence, spurred by rate cuts and stabilizing economic conditions, has increased buyer activity despite affordability challenges.
●	Technology Adoption: Platforms like MyPineapple are transforming the brokerage landscape by streamlining processes and providing brokers with data-driven tools to enhance efficiency and client satisfaction.

Industry Growth Strategy

Our growth strategy focuses on organic expansion, targeting increased market share through:

1.	Recruitment: We have successfully recruited a significant number of Field Agents and Users, driving a growth rate higher than many competitors. By leveraging detailed insights into competitive models, we have tailored our value proposition to attract and retain top talent.
2.	Technological Integration: Our proprietary platform, MyPineapple, empowers brokers with tools to increase sales volume, productivity, and efficiency. This system also supports the seamless integration of complementary services, such as insurance products, creating additional revenue streams and enhancing the overall client experience.
3.	Policy Alignment: By aligning our offerings with government initiatives to support housing affordability and address shortages, we have positioned ourselves as a key player in addressing critical market needs.
4.	Focus on Renewals and Refinances: With a large portion of the mortgage market up for renewal in the next year, we have tailored solutions to help brokers optimize their client retention and capitalize on refinancing opportunities.

Our strategy is underpinned by a commitment to delivering superior value, leveraging data and insights to support broker success, and maintaining flexibility to adapt to evolving market conditions. This approach ensures we remain a leader in the Canadian mortgage and brokerage industry.

Recent Development

On May 10, 2024, the Company entered into an equity purchase agreement (the “EPA”) with Brown Stone Capital Ltd., a corporation organized under the laws of England and Wales (the “Selling Shareholder”) pursuant to which the Company shall issue and sell to the Selling Shareholder, from time to time as provided herein, and the Selling Shareholder shall purchase up to Fifteen Million Dollars ($15,000,000.00) of the Company’s common shares and issue 200,000 Company’s common shares as a commitment fee under the EPA to the Selling Shareholder (collectively as the “EPA Shares”) at purchase price to be determined as per the terms and conditions of the EPA. The Company shall have the right, but not the obligation, to direct the Selling Shareholder, by its delivery to the Selling Shareholder of a put notice from time to time, to purchase the EPA Shares (i) in a minimum amount not less than $10,000.00 and (ii) in a maximum amount up to the lesser of (a) $1,000,000 or (b) 150% of the average trading volume of the Company’s common shares on the NYSE American during the five (5) Trading Days immediately preceding the respective put notice date multiplied by the lowest daily volume weighted average price of the Company’s common shares on the NYSE American during the five (5) trading days immediately preceding the respective put notice date. The Company’s right to issue a put notice for the EPA Shares is subject to general terms and conditions as stipulated under the EPA, including there being an effective registration statement covering the EPA Shares.

Pursuant to the EPA, we may issue and sell up to $15 million of Common Shares to the Selling Shareholder. The price at which we may issue and sell shares will be 95% of the lowest daily volume weighted average price of the Company’s Common Shares on the NYSE American during the five (5) trading days immediately preceding the respective put notice date, in each case as reported by Quotestream or other reputable source designated by the Selling Shareholder (the “Market Price”). Assuming that (a) we issue and sell the full $15 million of Common Shares under the EPA to the Selling Shareholder, (b) no beneficial ownership limitations, and (c) purchase price for such sales is $0.40 or $0.50 per share, such additional issuances would represent in the aggregate approximately 37,500,000 or 30,000,000 additional Common Shares, respectively, or approximately 81% or 77% of the total number of Common Shares outstanding as of the date hereof, after giving effect to such issuance. If the beneficial ownership limitation is not waived, we may issue approximately 269,480 Common Shares, or approximately 19.99% of the total number of Common Shares outstanding as of the date hereof.

The Market Price of our Common Shares on December 13, 2024, was $0.45. Assuming this is the Market Price used as a basis for the calculations for the put notice under the EPA, the price per share for sales to the Selling Shareholder would be $0.43 (95% of the Market Price), and we would be able to sell 269,480 shares to the Selling Shareholder (with beneficial ownership limit), and receive gross proceeds of $115,876 such number of shares would comprise approximately 19.99% of our issued and outstanding Common Shares, which would result in additional dilution of our shareholders.

In relation to the EPA Shares the Company has entered into a registration rights agreement dated May 10, 2024 (the “RRA”) with the Selling Shareholder, requiring the Company to register the EPA Shares issued under the EPA. Pursuant to the RRA, the Company has agreed to file one or more registration statements with the Securities and Exchange Commission covering the registration of the EPA Shares.

Concurrently, on May 10, 2024, the Company entered into a securities purchase agreement (the “SPA” and together with the EPA and the RRA as the “Agreements”) with the Selling Shareholder, pursuant to which the Company has agreed to sell to the Selling Shareholder a convertible promissory note (the “Note”) in the aggregate principal amount of $300,000, with an 8% per annum interest rate and a maturity date of twenty four (24) months from the date of the issuance. The Note is convertible into the Company’s common shares, no par value, subject to the terms and conditions therein, and a conversion price of equal 75% of the VWAP on the trading day immediately preceding the respective conversion date, subject to adjustment as provided in the Note. The issuance of the Note is subject to general terms and conditions as stipulated under the SPA, including the requirement of getting shareholder approval for any issuance of common shares beyond the beneficial ownership limit of 19.99%.

As an incentive to buy the Note, the Company had agreed to issue warrants to purchase 1,000,000 common shares (the “2024 Warrants”), with an exercise price of $5 per share and term of nine (9) months from the date of issuance.

As per terms of the agreement, issuer of convertible debt exercise their right and the total principal portion $300,000 plus the interest accrued thoron $4,437 was converted into common shares by issuing 501,874 common shares.

The equity line of credit has had no immediate impact on our business. However, it positions us to draw capital for growth initiatives as our share price increases, enhancing our ability to fund strategic investments and operational expansions. No assurances can be given that the stock price will increase.

Conditions Precedent to the Right of the Company to Deliver a Put Notice

Selling Shareholders’ obligation to accept Put Notices that are timely delivered by us under the EPA and to purchase of our Common Shares under the EPA, are subject to satisfaction of the conditions precedent thereto set forth in the EPA, all of which are entirely outside of Selling Shareholders’ control, which conditions include the following:

●	the accuracy in all material respects of the representations and warranties of the Company included in the EPA as of the Put Date;

●	the Company having paid the cash commitment fee or issued the Commitment Shares to an account designated by Selling Shareholder;

●	the registration statement that includes this prospectus (and any one or more additional registration statements filed with the SEC that include Common Shares that may be issued and sold by the Company to Selling Shareholder under the EPA) having been declared effective under the Securities Act by the SEC, and Selling Shareholder being able to utilize this prospectus (and the prospectus included in any one or more additional registration statements filed with the SEC under the RRA) to resell all of the Common Shares included in this prospectus (and included in any such additional prospectuses);

●	the Company obtaining all permits and qualifications required by any applicable state for the offer and sale of all Common Shares issuable pursuant to such Put Notice, or will have the availability of exemptions therefrom;

●	the Board of Directors approving the transactions contemplated by the EPA and RRA, which approval will remain in full force;

●	there will not have occurred any event and there will not exist any condition or state of facts, which makes any statement of a material fact made in the registration statement that includes this prospectus (or in any one or more additional registration statements filed with the SEC that include Common Shares that may be issued and sold by the Company to Selling Shareholder under the EPA) untrue or which requires the making of any additions to or changes to the statements contained therein in order to state a material fact required by the Securities Act to be stated therein or necessary in order to make the statements then made therein (in the case of this prospectus or the prospectus included in any one or more additional registration statements filed with the SEC under the RRA, in the light of the circumstances under which they were made) not misleading;

●	the Company performing, satisfying and complying in all material respects with all covenants, agreements and conditions required by the EPA;

●	the absence of any statute, regulation, order, decree, writ, ruling or injunction by any court or governmental authority of competent jurisdiction which prohibits the consummation of or that would materially modify or delay any of the transactions contemplated by the EPA or the RRA;

●	trading in the Common Shares will not have been suspended by the SEC, Nasdaq or FINRA, the Company will not have received any final and non-appealable notice that the listing or quotation of the Common Shares on Nasdaq will be terminated on a date certain (unless, prior to such date, the Common Shares is listed or quoted on any other Principal Market, as such term is defined in the EPA), and there will be no suspension of, or restriction on, accepting additional deposits of the Common Shares, electronic trading or book-entry services by The Depository Trust Company with respect to the Common Shares;

●	the Company will have authorized all of the Common Shares issuable pursuant to the applicable Put Notice by all necessary corporate action of the Company; and

●	the accuracy in all material respects of the representations and warranties of the Company included in the applicable Put Notice as of the applicable Put Date.

No Short-Selling or Hedging by Selling Shareholder

Selling Shareholder has agreed that none of Selling Shareholder, its sole member, any of their respective officers, or any entity managed or controlled by Selling Shareholder or its sole member will engage in or effect, directly or indirectly, for its own account or for the account of any other of such persons or entities, any short sales of the Common Shares or hedging transaction that establishes a net short position in the Common Shares during the term of the EPA.

Effect of Sales of our Common Shares under the EPA on our Shareholders

The Commitment Shares that we issued, and the EPA Shares to be issued or sold by us, to the Selling Shareholder under the EPA that are being registered under the Securities Act for resale by the Selling Shareholder in this offering are expected to be freely tradable. The resale by the Selling Shareholder of a significant amount of shares registered for resale in this offering at any given time, or the perception that these sales may occur, could cause the market price of our Common Shares to decline and to be highly volatile. Sales of our Common Shares, if any, to the Selling Shareholder under the EPA will depend upon market conditions and other factors to be determined by us.

If and when we do sell Common Shares to the Selling Shareholder pursuant to the EPA, after the Selling Shareholder has acquired such shares, the Selling Shareholder may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase the shares from the Selling Shareholder in this offering at different times will likely pay different prices for those shares, and so may experience different levels of dilution, and in some cases substantial dilution, and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from the Selling Shareholder in this offering as a result of future sales made by us to the Selling Shareholder at prices lower than the prices such investors paid for their shares in this offering. In addition, if we sell a substantial number of Common Shares to the Selling Shareholder under the EPA, or if investors expect that we will do so, the actual sales of shares or the mere existence of our arrangement with the Selling Shareholder may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

Because the per share purchase price that the Selling Shareholder will pay for the EPA Shares in any put notice that we may elect to effect pursuant to the EPA will be determined by reference to the VWAP during the applicable commitment period on the applicable put date for such put notice, as of the date of this prospectus, it is not possible for us to predict the number of Common Shares that we will sell to the Selling Shareholder under the EPA, the actual purchase price per share to be paid by the Selling Shareholder for those shares, or the actual gross proceeds to be raised by us from those sales, if any.

As of August 31, 2024, there were 8,425,352 Common Shares outstanding. Company has already issued 741,499 shares against EPA out of the total 13,910,991 shares only 13,169,492 shares can further be offered. If all of the 13,169,492 shares offered for resale by the Selling Shareholder under this prospectus were issued and outstanding, such shares would represent approximately 150% of the total number of outstanding Common Shares and approximately 249% of the total number of outstanding Common Shares held by non-affiliates of our company, in each case as of August 31, 2024.

Although the EPA provides that we may sell up to $15.0 million of our Common Shares to the Selling Shareholder, only 13,910,991 shares (which includes the 200,000 Commitment Shares, for which we have not and will not receive any cash consideration) are being registered under the Securities Act for resale by the Selling Shareholder under the registration statement that includes this prospectus. If we were to issue and sell all of such 13,910,991 shares to the Selling Shareholder at an assumed purchase price per share of $0.97 (without taking into account the 19.99% Exchange Cap limitation), representing the closing sale price of our Common Shares on Nasdaq on June 18, 2024, we would only receive approximately $13.4 million in aggregate gross proceeds from the sale of such EPA Shares to the Selling Shareholder under the EPA. Depending on the market prices of our Common Shares on the put dates on which we elect to sell such EPA Shares to the Selling Shareholder under the EPA, we may need to register under the Securities Act additional Common Shares for resale by the Selling Shareholder in order for us to receive aggregate proceeds equal to the Selling Shareholders’ $15.0 million maximum aggregate purchase commitment available to us under the EPA.

If we elect to issue and sell to the Selling Shareholder more Common Shares than the amount being registered, we must file with the SEC one or more additional registration statements to register such additional shares, which the SEC must declare effective, in each case before we may elect to sell any additional shares to the Selling Shareholder. For example, if the market price of our Common Shares falls below $0.97, assuming no beneficial ownership limitations, we will be required to issue more shares than are currently being registered, necessitating the filing of a new registration statement.

The issuance of our Common Shares to the Selling Shareholder pursuant to the EPA will not affect the rights or privileges of our existing shareholders, except that the economic and voting interests of each of our existing shareholders will be diluted. Although the number of Common Shares that our existing shareholders own will not decrease, the Common Shares owned by our existing shareholder will represent a smaller percentage of our total outstanding Common Shares after any such issuance.

The following table sets forth the amount of gross proceeds we would receive from the Selling Shareholder from our sale of Common Shares to the Selling Shareholder under the EPA at varying purchase prices and subject to the limitation of the number of shares being registered at this time:

Assumed Average Purchase Price Per Share		Number of Registered Shares to be Issued if Full Purchase(1)	Percentage of Outstanding Shares After Giving Effect to the Issuance to Selling Shareholder(2)	Gross Proceeds from the Sale of Shares to Selling Shareholder Under the EPA
$0.88	(3)	13,169,492	59.93%	$11,589,153
$1.00		13,169,492	59.93%	$13,169,492
$1.50		13,169,492	59.93%	$19,754,238
$2.00		13,169,492	59.93%	$26,338,984
$2.50		13,169,492	59.93%	$32,923,730

(1)	Although the EPA provides that we may sell up to $15,000,000 of our Common Shares to the Selling Shareholder, we only registered 13,910,991 shares under the registration statement that includes this prospectus, which may or may not cover all of the shares we ultimately sell to the Selling Shareholder under the EPA. The number of shares to be issued as set forth in this column is without regard to the Exchange Cap or Beneficial Ownership Limitation, but is limited to the actual number of shares being registered at this time. Company already issued 741,499 shares under EPA during August 2024 and this includes 200,000 Commitment Shares we issued to the Selling Shareholder only 13,169,492 shares can further be issued.

(2)	The denominator is based on 8,807,019 Common Shares outstanding as of December 19, 2024 (which, for these purposes, includes the 200,000 Commitment Shares we issued to the Selling Shareholder and 541,499 shares issued during August 2024), adjusted to include the issuance of the number of shares set forth in the adjacent column that we would have sold to the Selling Shareholder, assuming the average purchase price in the first column. The numerator is based on the number of shares issuable under the EPA at the corresponding assumed average purchase price set forth in the first column.

(3)	The closing sale price of our Common Shares on NYSE American on August 31, 2024.

On November 13, 2024 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor, pursuant to which the Company issued and sold to the investor in a registered direct offering, 382,667 (the “RD Shares”) of the Common Shares at a price of $0.60 per share, and pre-funded warrants to purchase up to 1,284,000 Common Shares at a price of $0.5999 per share and an exercise price of $0.0001 per Common Share.

The securities to be issued in the registered direct offering were offered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-282629), initially filed by the Company with the Commission on October 15, 2024, as amended on October 25, 2024, and declared effective on October 29, 2024. The offering closed on November 14, 2024 for approximately $1.0 million in gross proceeds.

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

Competitive Advantages

We compete with a number of mortgage brokerage companies. However, we offer competitive advantages relative to alternative mortgage broker arrangements as a result of the following:

●	Debt Consolidation: As personal debt levels continue to grow, we offer a unique opportunity of allowing potential borrowers access to their home equity to consolidate debts at lower interest rates. Interest only payments will provide lower and more flexible payment terms which will free clients cash flow for savings and help them establish better control over their personal finances.

●	Residential Home Purchase: With access to Canada’s top lenders, we can help our clients find a mortgage solution best suited for their individual needs. Our Field Agents are trained at finding a mortgage solution that fits into a client’s overall wealth plan and helps the client obtain the lowest overall cost of borrowing.

●	Refinance: We will encourage and assist clients to either take equity out of their homes or refinance into lower interest rates.

●	Switch: We allow clients to easily transfer to another lender upon renewal.

●	Renovation and Construction: With homebuyers seeing historic appreciation in home values the market has seen the “move up” buyer decide to stay and renovate existing property with the equity they have quickly grown. This has provided an opportunity for us to focus on providing the short-term financing required for such home renovation projects, while the major banks have slowly pulled out or limited their exposure in this area with government regulations changes to the home equity line of credit program.

●	Self Employed: As large numbers of Canadians move into business for self, we have found an increase demand for a mortgage product that can suit their needs. Typically these borrowers have good credit ratings and assets but can’t verify their income through traditional means such as tax filings and pay stubs.

●	Damaged Credit: Damaged or challenged credit files are something that needs a financing solution. We take a holistic approach in determining the risk as it maps out a solution. Mortgages for these types of clients will need to improve their situation either by increasing cash flow, reducing debt load or increasing income potential. We will ask referring brokers to maintain close relationships with these clients to work on rehabilitation.

●	Private Lending: With exclusive access and expertise in private lending, we can ensure clients have knowledge of all available resources in the market.

●	Technology: We are able to provide advanced technology solutions to differentiate us from our competitors, including:

a)	Data Analytics - Optimized Retention - Enhanced Customer Experience: As a data driven mortgage company MyPineapple harnesses the power of data which we acquire through the mortgage process and use it to help make meaningful decisions which save the client money, time and improve the customer experience.

b)	Unique Customer Profiling - Optimized Retention: Using a proprietary scoring and profiling process, we are able to uniquely segment clients and provide most televant information and resources to them at a meaningful point in the mortgage process.

c)	Internal Processing Centre - Focused Team - Increased Productivity: Having an internal underwriting and mortgage processing center allows us increased conversion, higher funding ratio’s and maximize productivity of our Field Agents.

d)	Actionable Signals - Marketing Efforts - Focused Engagement: Driving real-time signals to our Field Agents when conversion opportunities present themselves.

e)	Knowledge Transfer - Increased Accuracy - Performance: Comprehensive education technologies platform allows us to align the right product to the right lender and client.

f)	Data Integrity - Optimized Decision Making: We have built safeguards to ensure data integrity and accuracy.

g)	Lead Generation and Market Segmentation: MyPineapple quickly segments leads for personalized marketing. It then markets on behalf of the agent, turning cold leads into warm leads for faster customer acquisition. Field Agents receive real-time notifications for email, as well as reminders and scripts to ensure nothing is missed.

h)	Automated Triggers and Enhanced Workflow —MyPineapple directly syncs to calendars and emails. Tasks can easily be inputted into the system and email reminders ensure Field Agents remember to follow up. Intuitive automation then kicks in to guide Field Agents and all stakeholders through the entire process.

i)	Live Community via Chatter: MyPineapple connects Field Agents directly to the underwriting team, as well as other agents throughout the organization. This creates a support network, sense of work community and ultimately accelerates the response time.

j)	Online database of educational tools known as KNOWLEDGE - This online information resource is an online library with over 2000 resources, containing training videos that cover everything, from lender guidelines, sales and marketing tips, to deals training and more.

k)	Advanced Analytics and Reporting Features that turn data into actionable insights - This maximizes opportunity and creates lifetime customer value which lowers acquisition costs and significantly increases revenue.

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

Intangible Assets

Our business is substantially dependent on our proprietary technology platform, MyPineapple, which it licenses from Salesforce. While the Company has not registered any intellectual property rights with respect to MyPineapple, it relies on trade secrets to protect the applicable proprietary information. Additionally, MyPineapple has been built through various development partners, such that no single developer has access to the complete technological architecture. See “Business — Material Contracts” for more information on the Salesforce Agreement

Additionally, we rely on confidentiality agreements with its employees, consultants and advisors to protect its trade secrets and other proprietary information. Nonetheless, these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of its business could be significantly diminished.

Material Contracts

Salesforce Agreement

In connection with the development of MyPineapple, we entered into a licensing agreement with Salesforce.com, Inc. dated (NYSE: CRM) December 1, 2020 (the “Salesforce Agreement”) and expires on March 31 2025. Salesforce is a cloud-based software company headquartered in San Francisco, California. It provides customer relationship management software and applications focused on sales, customer service, marketing automation, analytics, and application development. Pursuant to the Salesforce Agreement, we are licensed to use the Salesforce software as the platform or infrastructure on which we build the various applications such as MyPineapple. The applications we develop on this platform are the core that drive the operational software and applications used by Field Agents to initiate and process mortgage originations, which is the primary basis of our revenue generation. The Company is billed annually at a rate of $807,435 per year, which was during the year ended August 31, 2024

Affiliation Agreements

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

With inflation now under control, the economic outlook in Canada has improved significantly. After peaking at 8.1% in mid-2022, inflation has steadily declined and is currently within the Bank of Canada’s target range of 2-3%. In response, the Bank of Canada reduced the policy interest rate by 1.25% during 2024, bringing the rate down to 3.75%, with further reductions expected in the near future. These reductions, combined with recent government initiatives such as the introduction of 30-year amortizations, an increased mortgage insurance price cap of $2 million, and incentives for secondary suite construction, are creating a more favorable environment for Canadian borrowers.

The decrease in interest rates has eased mortgage qualification requirements, improved affordability and boosting loan originations. Additionally, government measures to unlock public land for affordable housing and encourage development through taxation of vacant land further contribute to a positive outlook for the housing and mortgage markets. Pineapple Financial Inc. is well-positioned to leverage these favorable conditions, supporting borrowers with innovative solutions and capitalizing on renewed growth opportunities in the housing sector.

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

In addition, the past outbreak of COVID-19, and any future emergence and spread of similar pathogens, could have a material adverse impact on global economic conditions, which may adversely impact: the market price of the Common Shares, our operations, our ability to raise debt or equity financing, and the operations of our business partners, contractors and service providers.

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

Risks Related to Our Securities

An investment in our securities carries a high degree of risk and should be considered as a speculative investment.

An investment in our securities carries a high degree of risk and should be considered as a speculative investment. We have a limited history of earnings, a limited operating history, have not paid dividends, and are unlikely to pay dividends in the immediate or near future. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of any business. An investment in our securities may result in the loss of an investor’s entire investment. Only potential investors who are experienced in high risk investments and who can afford to lose their entire investment should consider an investment our securities.

The market price of our Common Shares may be highly volatile, and you could lose all or part of your investment.

The trading price of our Common Shares is likely to be volatile. Upon the consummation of this offering, we will have a relatively small public float due to the relatively small size of this offering, and the concentrated ownership of our Common Shares among our executive officers, directors and greater than 5% stockholders. As a result of our small public float, our Common Shares may be less liquid and have greater stock price volatility than the common shares of companies with broader public ownership.

Our stock price could be subject to wide fluctuations in response to a variety of other factors, which include:

●	whether we achieve our anticipated corporate objectives;

●	changes in financial or operational estimates or projections;

●	termination of the lock-up agreement or other restrictions on the ability of our stockholders to sell shares after this offering; and

●	general economic or political conditions in the United States or elsewhere.

In addition, the stock market in general has recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Such rapid and substantial price volatility, including any stock run-up, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our Common Shares. This volatility may prevent you from being able to sell your Common Shares at or above the price you paid for them. If the market price of our Common Shares after this offering does not exceed the offering price, you may not realize any return on your investment in us and may lose some or all of your investment.

We may, in the future, issue additional Common Shares or other securities, which would reduce investors’ percent of ownership and dilute our share value.

Future sales or issuances of equity securities could decrease the value of the Common Shares, dilute shareholders’ voting power and reduce future potential earnings per Common Share. We may sell additional equity securities in subsequent offerings (including through the sale of securities convertible into Common Shares) and may issue additional equity securities to finance our operations, acquisitions or other business projects. We cannot predict the size of future sales and issuances of equity securities or the effect, if any, that future sales and issuances of equity securities will have on the market price of the Common Shares. Sales or issuances of a substantial number of equity securities, or the perception that such sales could occur, may adversely affect prevailing market prices for the Common Shares. With any additional sale or issuance of equity securities, investors will suffer dilution of their voting power and may experience dilution in our earnings per Common Share.

Subject to the terms of our Articles of Incorporation and Canadian securities law, we are not restricted from issuing additional Common Shares or securities similar to the Common Shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, Common Shares. The market price of the Common Shares could decline as a result of sales of Common Shares, sales of other securities made after this offering, or as a result of the perception that such sales could occur. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. Thus, holders of the Common Shares bear the risk of our future offerings reducing the market price of the Common Shares and diluting their holdings in the Common Shares.

We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future.

To date, we have not paid any dividends on our outstanding Common Shares and do not currently have a policy with respect to the payment of dividends or other distributions. We do not currently pay dividends and do not intend to pay dividends in the foreseeable future. Any decision to pay dividends on the Common Shares of the Company will be made by the Board on the basis of the Company’s earnings, financial requirements and other conditions. See “Dividend Policy”.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Common Shares less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act. For as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” until the fifth anniversary of the fiscal year end date following the completion of this offering, however, our status would change more quickly if we have more than US$1.235 billion in annual revenue, if the market value of our Common Shares held by non-affiliates equals or exceeds US$700 million as of June 30 of any year, or we issue more than US$1.0 billion of non-convertible debt over a three-year period before the end of that period.

Investors could find our Common Shares less attractive if we choose to rely on these exemptions. If some investors find our Common Shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Common Shares and our share price may be more volatile.

For as long as we are an “emerging growth company”, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an “emerging growth company” until the fifth anniversary of the fiscal year end date following the completion of this offering. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

If we identify material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are a “smaller reporting company” and, even if we no longer qualify as an emerging growth company, we may still be subject to reduced reporting requirements.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either: (i) the market value of our common shares held by non-affiliates does not equal or exceed $250 million as of the prior June 30th; or (ii) our annual revenues did not equal or exceed $100 million during such completed fiscal year. To the extent we take advantage of such reduced disclosure obligations, it may also make the comparison of our financial statements with other public companies difficult or impossible.

Our management team will have broad discretion to use the net proceeds from this offering and its investment of these proceeds may not yield a favorable return. They may invest the proceeds of this offering in ways with which investors disagree.

Our management team will have broad discretion in the application of the net proceeds from this offering and could spend or invest the proceeds in ways with which our shareholders disagree. Accordingly, investors will need to rely on our management team’s judgment with respect to the use of these proceeds. We intend to use the proceeds from this offering in the manner described in the section entitled “Use of Proceeds.” The failure by management to apply these funds effectively could negatively affect our ability to operate and grow our business.

We cannot specify with certainty all of the particular uses for the net proceeds to be received upon the closing of this offering. In addition, the amount, allocation and timing of our actual expenditures will depend upon numerous factors. Accordingly, we will have broad discretion in using these proceeds. Until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

It is not possible to predict the actual number of shares we will sell under the EPA to the Selling Shareholder or the actual gross proceeds resulting from those sales. Further, we may not have access to the full amount available under the EPA with the Selling Shareholder.

Effective as of May 10, 2024, we entered into the EPA with the Selling Shareholder, pursuant to which the Selling Shareholder has committed to purchase up to $15,000,000 of shares of the Company’s Common Shares, subject to certain limitations and conditions set forth in the EPA. The Company’s Common Shares that may be issued under the EPA may be sold by us to the Selling Shareholder at our discretion from time to time.

We generally have the right to control the timing and amount of any sales of our Common Shares to the Selling Shareholder under the EPA. Sales of the Company’s Common Shares, if any, to the Selling Shareholder under the EPA will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to the Selling Shareholder all, some or none of the Company’s Common Shares that may be available for us to sell to the Selling Shareholder pursuant to the EPA.

Because the purchase price per share to be paid by the Selling Shareholder for the Company’s Common Shares that we may elect to sell to the Selling Shareholder under the EPA, if any, will fluctuate based on the market prices of the Company’s Common Shares prior to each issuance made pursuant to the EPA, if any, it is not possible for us to predict, as of the date of this prospectus and prior to any such sales, the number of shares of the Company’s Common Shares that we will sell to the Selling Shareholder under the EPA, the purchase price per share that the Selling Shareholder will pay for shares purchased from us under the EPA, or the aggregate gross proceeds that we will receive from those purchases by the Selling Shareholder under the EPA, if any.

Moreover, although the EPA provides that we may sell up to an aggregate of $15,000,000 of shares of the Company’s Common Shares to the Selling Shareholder, only 12,400,110 shares of the Company’s Common Shares are being registered for resale under the registration statement that includes this prospectus. If we elect to sell to the Selling Shareholder all of the 12,400,110 shares of the Company’s Common Shares being registered for resale under this prospectus, depending on the market price of the Company’s Common Shares prior to each advance made pursuant to EPA, the actual gross proceeds from the sale of all such shares may be substantially less than the $15,000,000 available to us under the EPA, which could materially adversely affect our liquidity.

If it becomes necessary for us to issue and sell to the Selling Shareholder under the EPA more than the 12,400,110 shares of the Company’s Common Shares being registered for resale under this prospectus in order to receive aggregate gross proceeds equal to $15,000,000 under the EPA, we must file with the SEC one or more additional registration statements to register under the Securities Act the resale by the Selling Shareholder of any such additional shares of the Company’s Common Shares we wish to sell from time to time under the EPA, which the SEC must declare effective. Any issuance and sale by us under the EPA of the Company’s Common Shares in addition to the 12,400,110 shares of the Company’s Common Shares being registered for resale by the Selling Shareholder under the registration statement that includes this prospectus could cause additional dilution to our stockholders.

We are not required or permitted to issue any shares of the Company’s Common Shares under the EPA if such issuance would breach our obligations under the rules or regulations of NYSE American. In addition, the Selling Shareholder will not be required to purchase any shares of the Company’s Common Shares if such sale would result in the Selling Shareholder’s beneficial ownership exceeding 4.99% of the then issued and outstanding shares of the Company’s Common Shares. Our inability to access a part or all of the amount available under the EPA, in the absence of any other financing sources, could have a material adverse effect on our business.

If we fail to maintain compliance with the continued listing requirements of the NYSE American, the Common Shares may be delisted from the NYSE American, which would result in a limited trading market for our Common Shares and make obtaining future debt or equity financing more difficult for the Company.

There is no assurance that we will be able to continue to maintain our compliance with the NYSE American continued listing requirements. The closing price of our Common Shares on June 17, 2024 as reported by the NYSE American was $0.96. The a company listed on NYSE American need to have $1.00 minimum share closing price for a period of 30 consecutive trading days in order to meet NYSE American listing standards. If we fail to do so, our securities would cease to be eligible for trading on the NYSE American and they would likely be traded on the over-the-counter markets. As a result, selling our securities could be more difficult because smaller quantities of shares or warrants would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our securities are delisted, broker-dealers would bear certain regulatory burdens which may discourage broker-dealers from effecting transactions in the securities and further limit the liquidity of the securities. These factors could result in lower prices and larger spreads in the bid and ask prices for the securities. Such delisting from the NYSE American and continued or further declines in the share price of the securities could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

If our Common Shares were to be delisted from the NYSE American, they may become subject to the SEC’s “penny stock” rules.

The closing price of our Common Shares on August 31, 2024 as reported by the NYSE American was $0.88. The a company listed on NYSE American need to have $1.00 minimum share closing price for a period of 30 consecutive trading days in order to meet NYSE American listing standards. Delisting from the NYSE American may cause the securities of the Company to become subject to the SEC’s “penny stock” rules. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. One such exemption is to be registered on a national securities exchange, such as the NYSE American. Therefore, if the Common Shares were to be delisted from the NYSE American, the securities of the Company could become subject to the SEC’s “penny stock” rules. These rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any, (iii) disclosure of the compensation of the broker and its salespersons in the transaction, and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts. A broker would be required to provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained on the customer’s confirmation. Generally, brokers are less willing to effect transactions in penny stocks due to these additional delivery requirements. These requirements may make it more difficult for shareholders to purchase or sell the Common Shares of the Company. Since the broker, not us, prepares this information, we would not be able to assure that such information is accurate, complete or current.

Substantial future sales of Common Shares could cause the market price of our Common Shares to decline.

We are contractually obligated to prepare and file with the SEC multiple registration statements providing for the resale of the substantial majority of the outstanding Common Shares. Pursuant to the EPA, we may issue and sell up to $15 million of Common Shares to the Selling Shareholder. The price at which we may issue and sell shares will be 95% of the lowest daily volume weighted average price of the Company’s Common Shares on the NYSE American during the five (5) trading days immediately preceding the respective put notice date, in each case as reported by Quotestream or other reputable source designated by the Selling Shareholder (the “Market Price”). Assuming that (a) we issue and sell the full $15 million of Common Shares under the EPA to the Selling Shareholder, (b) no beneficial ownership limitations, and (c) purchase price for such sales is $1.00 or $3.00 per share, such additional issuances would represent in the aggregate approximately 15,000,000 or 5,000,000 additional Common Shares, respectively, or approximately 63% or 36% of the total number of Common Shares outstanding as of the date hereof, after giving effect to such issuance. If the beneficial ownership limitation is not waived, we may issue approximately 269,480 Common Shares, or approximately 19.99% of the total number of Common Shares outstanding as of the date hereof. Assuming a (i) Market Price of $ 0.92, (ii) no beneficial ownership limitations, and (iii) the receipt of stockholder approval to exceed the exchange cap, we may issue up to 13,169,492 Common Shares, which would reflect approximately 150% of the outstanding shares of our Common Shares as of the date hereof after giving effect to such issuances.

The Market Price of our Common Shares on August 31, 2024, was $0.88. Assuming this is the Market Price used as a basis for the calculations for the put notice under the EPA, the price per share for sales to the Selling Shareholder would be $0.84 (95% of the Market Price), and we would be able to sell 269,480 shares to the Selling Shareholder (with beneficial ownership limit), and receive gross proceeds of $226,363. Such number of shares would comprise approximately 19.99% of our issued and outstanding Common Shares, which would result in additional dilution of our shareholders.

Furthermore, while certain of the Selling Holders may experience a positive rate of return based on the current trading price of our Common Shares, the public stockholders may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices paid by the public stockholders and the Selling Shareholder and the current trading price of our Common Shares. The Selling Shareholder will be able to sell all of their Common Shares for so long as the registration statement of which this prospectus forms a part is available for use.

Investors who buy shares at different times will likely pay different prices.

Pursuant to the EPA, we will have discretion, subject to market demand, to vary the timing, prices and numbers of shares sold to Selling Shareholder. If and when we do elect to sell shares of our Common Shares to Selling Shareholder pursuant to the EPA, after Selling Shareholder has acquired such shares, Selling Shareholder may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from Selling Shareholder in this offering at different times will likely pay different prices for those shares and so may experience different levels of dilution, and in some cases substantial dilution, and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Selling Shareholder in this offering as a result of future sales made by us to Selling Shareholder at prices lower than the prices such investors paid for their shares in this offering. In addition, if we sell a substantial number of shares to Selling Shareholder under the EPA, or if investors expect that we will do so, the actual sales of shares or the mere existence of our arrangement with Selling Shareholder may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

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

Shareholders

As of December 19, 2024, we had 95 shareholders of record . This does not include shares held in the name of a broker, bank, or other nominees (typically referred to as being held in “street name”).

Dividend Policy

We have not, since the date of our incorporation, declared or paid any dividends or other distributions on our Common Shares, and do not currently have a policy with respect to the payment of dividends or other distributions. We do not currently pay dividends and do not intend to pay dividends in the foreseeable future. The declaration and payment of any dividends in the future is at the discretion of the Board and will depend on numerous factors, including compliance with applicable laws, financial performance, working capital requirements of the Company and its subsidiaries, as applicable and such other factors as its directors consider appropriate.

Unregistered Sales of Equity Securities

Not applicable.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Please read the following management’s discussion and analysis of our financial condition and results of operations, along with our consolidated financial statements and the related notes and other information included in this Annual Report on Form 10-K. It is important to note that this discussion and analysis contain forward-looking statements with certain risks and uncertainties. These risks and uncertainties could cause our results to differ materially from anticipated in these forward-looking statements. You can find more information about these risks and uncertainties under the heading “Special Note Regarding Forward-Looking Statements” in Part I and elsewhere in this Form 10- K.

Special Note Regarding Forward-Looking Statements

This Form 10-K includes forward-looking statements that entail potential risks and uncertainties. These statements are usually identified by the use of specific terminology such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and other comparable terminology. All the statements in this Form 10-K that are not about historical facts, including those related to our future operations, financial position, Revenue, projected costs, strategy, plans, management objectives, and expected market growth, are forward-looking. While reading this Form 10-K, you should know that these statements do not guarantee our performance or results. They include known and unknown risks, uncertainties, and assumptions, as mentioned under the “Risk Factors” section in this Form 10-K. We believe that these forward- looking statements are based on reasonable assumptions. Still, you must be aware that many factors, including those mentioned under the “Risk Factors” section in this Form 10-K, could affect our financial results or operations and cause actual results to differ from those stated in the forward-looking statements. These statements were made as of the date of this Form 10-K, and we are not obligated to update or revise any forward-looking statements made here to reflect any change in our expectations or any change in events, conditions, or circumstances on which these statements are based. All written or oral forward-looking statements made by us or on our behalf are qualified by the cautionary statements mentioned in this Form 10-K.

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

Recent Developments

Business Trends

Throughout 2022 and 2023, the Bank of Canada raised the prime rate multiple times to address inflationary pressures, which significantly increased mortgage interest rates. However, beginning in mid-2024, the Bank of Canada reduced the policy rate by 1.25%, aiming to stabilize the economy and improve affordability. Despite this, the elevated mortgage rates and ongoing economic uncertainty continued to suppress demand for mortgage originations in 2024. While the market shows early signs of recovery due to improved consumer confidence, the overall mortgage origination market remained contracted compared to pre-2022 levels.

Summary of the Year Ended August 31, 2024.

During fiscal year ended August 31, 2024, we generated $ 1.529 billion in residential mortgage loans compared to $1.399 billion in the previous financial year, which ended on August 31, 2023. This amount represents an increase of $130.462 million or 9.33% compared to the same period that ended on August 31, 2023. Our net loss stood at $4.102 million for the year ended August 31, 2024, as compared to the $2.809 million recorded in the same period on August 31, 2023.

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

	Year Ended August 31,
	2024	2023	2022
Mortgage volume	1,528,926,510	1,398,464,338	1,785,424,632
Gross billing	16,264,172	15,026,896	19,497,519
Commission expense	14,895,885	13,931,836	16,780,133
Net sales revenue	1,368,287	1,095,060	2,717,385
Underwriting revenue	153,757	148,080	266,731
Subscription revenue	738,697	736,708	616,734
Other income	428,246	522,416	266,731

Our sources of revenue include commissions from lenders, underwriting revenue, membership fees from mortgage agents, and other income.

Gross Billing Revenue:

Gross billing revenue refer to commission collected from financial institutions with whom it  has contracts in place. The Company’s gross billing is based on a percentage of mortgage amount funded between individual referred by the Company and financial institutions funding the mortgage. We are an agent in these deals as we provide the platform for other parties to provide services to the end-user. For each contract with a customer, the Company identifies the contract with a customer; identifies the performance obligations in the contract; determines the transaction price to the separate performance obligations on the basis of the relative stand-alone selling price of each distinct good or service to be delivered; and recognizes revenue when or as each performance obligation is satisfied in a manner that depicts the transfer to the customer of the goods or services promised. The Company recognizes revenue when: a contract exists with a lender party and an agent broker, the contract identifies the use of the platform service to close a mortgage deal, the mortgage deal has been closed with the lending financial institution, and commissions paid by the lending financial institution based on various criteria of the mortgage deal including but not limited to interest rates available at that time, term, seasonality, collateral, income, purpose, etc. Revenue is measured at the fair value of the consideration received or receivable and represents amounts receivable for services provided in the normal course of business. Revenue is recognized at the end of the deal upon completion of all the actions listed above. A typical transaction attracts a commission fee payable to Pineapple Financial Inc.

Subscription Revenue:

Users access and use our technology platform, MyPineapple, for a flat monthly service fee of $117 In exchange for this fee, users of MyPineapple have access to a network management system that allows them to perform back- office procedures more efficiently and effectively. This platform will enable them to process the deal described above prepare, and complete the package for submission to be funded by the financial institution. We have a strong user base, which has experienced significant growth since our inception. Revenue is recognized at the beginning of the month when a user is invoiced and pays the fee.

Underwriting Fee:

Users can optionally use our expert risk pre-assessment service, which assists them in pre-underwriting their loans before submission to a lender for approval and funding. This service significantly reduces the time for the lender partners’ assessment of the deal. For mortgages of $390,000 and less, we charge an underwriting fee of $273; for mortgages greater than $300,000, the Company charges an underwriting fee of $390. The Company has undertaken a special program to educate and inform users of this service in further detail. Approximately 40% of the deals originated by users are using this service. This program is intended to further increase the number of deals and improve the services offered.

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

Comparison of the years ended August 31, 2024 and 2023

Year Ended	August 31, 2024 ($)	August 31, 2023 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	2,688,987	2,502,264	186,723	7.46
Expenses
Selling, general and administrative	2,382,225	2,170,149	212,076	9.77
Advertising and Marketing	860,047	844,797	15,250	1.81
Salaries, wages and benefits	2,436,783	2,330,127	106,656	4.48
Interest expense and bank charges	93,472	56,316	37,156	65.98
Depreciation	838,843	441,159	397,684	90.15
Share-based compensation	-	33,091	(33,091)	(100.00)
Government Incentive	(97,646)	(591,480)	(493,834)	(83.49)
Total expense	6,513,724	5,284,159	1,229,562	23.27
Loss from operations	(3,824,737)	(2,781,895)	1,042,842	37.49
(Loss) Gain on extinguishment of liability	(156,339)	(27,143)	129,196	475.98
Foreign exchange gain (loss)	(38,836)		(38,836)	100.00)
Gain(loss) on change in fair value of warrant liability	63,769	-	63,769	100.00
Gain(loss) on change in fair value of conversion feature liability	76,543	-	76,543	100.00
Accretion expense	(223,059)	-	(223,059)	100.00
Loss before income taxes	(4,102,659)	(2,809,037)	(1,293,622)	46.05
Loss after income taxes	(4,102,659)	(2,809,037)	(1,293,622)	46.05

Revenue

Gross billings increased from $15.027 million for the fiscal year ending August 31, 2023, to $16.264 million for the fiscal year ending August 31, 2024, representing a year-over-year increase of 8.23%. To address high inflation, the Bank of Canada increased its policy rate from 2.5% on September 1, 2022, to 5.0% by August 31, 2023. However, beginning June 5, 2024, the Bank of Canada initiated rate reductions, decreasing the policy rate by 125 basis points to 3.75%. While this reduction has the potential to bolster consumer confidence, the real estate market remains subdued, contributing to decreased real estate transactions and a corresponding decline in mortgage activity.

Revenue for the year ended August 31, 2024, increased to $2,688,988 from $2,502,264 in the year ended August 31, 2023, representing a 7.46% year-over-year growth. This increase is primarily attributed to the Company’s efforts in enhancing its software offerings, which improved customer retention and attracted new agents. Additionally, strategic investments in marketing and operational efficiency during a challenging economic environment contributed to this positive performance despite the broader contraction in the mortgage origination market. This growth reflects the resilience of the Company’s business model and its ability to adapt to fluctuating market conditions.

Cost of gross billing

During the fiscal year ended August 31, 2024, the cost of revenue increased to $14.895 million, compared to $13.932 million in the prior fiscal year ended August 31, 2023. This increase aligns with the growth in gross billing and reflects higher transaction volumes. Additionally, the cost increase is attributed to the company’s strategic focus on leveraging high-volume agents to drive business, who typically operate at lower margins but generate higher transaction volumes, resulting in increased variable costs.

Selling, General and Administrative Expenses.

The breakdown of selling, general and administrative expenses are as follows:

Year Ended	August 31, 2024 ($)	August 31, 2023 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Software subscription	898,870	816,913	81,957	10.03
Office and general	199,756	187,818	11,938	6.36
Professional fee	414,482	661,265	(201,783)	(30.52)
Dues and subscription	269,106	58,366	210,740	361.07
Rent	207,560	165,750	41,810	25.22
Consulting fee	62,598	210,063	(147,465)	(70.20)
Travel	160,643	97,372	63,271	64.98
Donations	7,449	46,002	(38,553)	(83.81)
Lease expense	71,148	7,534	63,614	844.36
Insurance	90,613	(80,934)	171,547	(211.96)
	2,382,225	2,170,149	212,076	9.77

Selling, general, and administrative expenses increased by $212,076, or 9.77%, from $2,170,149 during the fiscal year ended August 31, 2023, to $2,382,225 during the fiscal year ended August 31, 2024. This increase reflects the company’s disciplined approach to maintaining essential expenses amidst a depressed economic environment. Adjusting for inflation, expenses effectively decreased in real terms, demonstrating the company’s commitment to cost efficiency and prudent financial management while ensuring sustained support for core operations and strategic initiatives.

Software subscription expenses increased by $81,957, or 10.03%, from $816,913 for the year ended August 31, 2023, to $898,870 for the year ended August 31, 2024. This increase is primarily attributable to the continued development and enhancement of our proprietary software, which necessitated the use of complementary third-party subscription tools. These tools have been critical in ensuring the software meets industry standards and client expectations. Once our proprietary software is fully developed, reliance on external subscriptions is expected to decrease significantly, leading to long-term cost savings and improved operational efficiency.

Office and general expenses increased by $11,938 or 6.36%, from $187,818 for the fiscal year ended August 31, 2023, to $199,756 for the fiscal year ended August 31, 2024. This increase reflects the cost increase due to inflation.

Professional fees decreased by $201,783, or 30.52%, from $661,265 for the fiscal year ended August 31, 2023, to $414,482 for the fiscal year ended August 31, 2024. This significant decrease is primarily attributable to the completion of IPO-related activities on November 3, 2023, which resulted in a reduction in legal, accounting, and advisory expenses. During the prior year, the company incurred substantial costs to achieve the IPO milestone. The decrease also reflects the transition to a steady-state operating environment post-IPO, with reduced reliance on external consultants and professional services.

Dues and subscriptions increased significantly from $58,366 during the year ended August 31, 2023, to $269,106 for the year ended August 31, 2024, representing a 361.07% increase. This substantial rise is primarily attributable to additional regulatory and listing fees incurred following the Company’s IPO, including NYSE subscription fees and other compliance-related charges. These fees are essential to maintaining our public listing and ensuring compliance with the regulatory requirements of a publicly traded company.

Consulting fees decreased significantly by $147,465, or 70.20%, from $210,063 for the fiscal year ended August 31, 2023, to $62,598 for the fiscal year ended August 31, 2024. This decline is primarily attributed to the completion of IPO-related activities, which required substantial consulting support in the prior year. The decrease also reflects the company’s strategic shift toward utilizing in-house resources for post-IPO operations and a focus on optimizing recurring expenses to align with the company’s long-term cost management initiatives.

Travel expenses increased by $63,271, or 64.98%, from $97,372 for the fiscal year ended August 31, 2023, to $160,643 for the fiscal year ended August 31, 2024. This increase reflects higher management travel to attend investor conferences and engage with stakeholders to present the company’s vision and growth strategy, a critical activity following the IPO. Additionally, the company prioritized in-person meetings with institutional investors and partners to strengthen relationships, which are expected to drive long-term value creation.

Expenses

Year Ended	August 31, 2024 ($)	August 31, 2023 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Advertising and marketing	860,047	844,797	15,250	1.81
Salaries, wages and benefits	2,436,783	2,330,127	106,656	4.58
Interest expense and bank charges	93,472	56,316	37,156	65.98
Depreciation	838,843	441,159	397,684	90.15
Share based compensation	-	33,091	(33,091)	(100.00)
Government incentive	(97,646)	(591,480)	(493,834)	(83.49)

Advertising, marketing, and promotions expenses increased by $15,250, or 1.81%, from $844,797 for the year ended August 31, 2023, to $860,047 for the year ended August 31, 2024. This increase reflects the company’s strategic efforts to retain agents and sustain sales revenue amidst challenging economic and real estate market conditions. Additional investments were made to enhance brand visibility and strengthen relationships with key stakeholders to maintain market share during this period of economic uncertainty. These initiatives are expected to position the company for growth as market conditions improve.

Salaries, wages, and benefits increase by $106,656, or 4.58%, from $2,330,127 for the fiscal year ended August 31, 2023, to $2,436,783 for the fiscal year ended August 31, 2024. This nominal increase reflects the company’s efforts to align compensation with inflation while maintaining a disciplined approach to expense management. The nominal increase also supports retaining key talent and ensuring competitive employee benefits during a challenging economic environment, which is essential for sustaining business continuity and future growth.

Depreciation and Amortization

Pineapple Financial continues to actively invest in the development of its proprietary software to enhance functionality and meet market demands. During the fiscal year ended August 31, 2024, $1.112 million was capitalized as intangible assets, primarily representing salaries, wages, and benefits of staff directly involved in the development process. This strategic investment underscores the Company’s commitment to innovation and long-term growth. The increase in intangible assets has contributed to higher amortization expenses during the year, reflecting the progressive utilization of these investments in delivering value to our operations and clients.

Government based incentive

During the fiscal year ended August 31, 2023, the Company successfully claimed and received Scientific Research and Experimental Development (SR&ED) tax credits from the CRA for the fiscal years ended August 31, 2022, and August 31, 2021. These claims provided a valuable source of non-dilutive funding to support the Company’s innovation initiatives. However, following the completion of our IPO on November 3, 2023, the Company no longer qualifies for SR&ED tax credits under CRA regulations, resulting in a decrease in credit recognition for the fiscal year ended August 31, 2024. This change reflects the Company’s transition to a publicly traded status, and we are actively exploring alternative funding opportunities to support ongoing research and development efforts.

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

The following table summarizes our cash flows from operating, investing and financing activities:

Year Ended	August 31, 2024 ($)	August 31, 2023 ($)	Increase/ (Decrease) ($)
Cash (used) provided in operating activities	(1,708,261)	(2,116,105)	407,843
Cash (used) provided by financing activities	2,912,627	349,008	2,563,619
Cash (used) provided in investing activities	(1,117,390)	(1,362,298)	244,908
Cash at the end of the period	580,356	720,365	(140,009)

Net cash flow from (used in) operating activities

	Year Ended
Description	August 31, 2024 ($)	August 31, 2023 ($)
Operating activities
Net loss	(4,102,659)	(2,809,037)
Adjustments for the following non-cash items:
Depreciation of property and equipment	87,803	67,674
Amortization of intangible assets	616,532	265,150
Depreciation on right of use asset	134,508	108,335
Interest expense on lease liability	62,604	56,316
Share-based compensation	-	33,091
Write-down of investment	-	27,143
Change in fair value of warrant liabilities	63,769	-
Accretion expense	223,059	-
Loss on extinguishment of liability	156,339
Foreign exchange gain (loss)	38,836	-
Chang in fair value of conversion feature liability	(76,543)	-
Net changes in non-cash working capital balances:
Trade and other receivables	603,764	(26,242)
Prepaid expenses and deposits	60,239	265,545
Accounts payable and accrued liabilities	519,943	(174,795)
Income taxes receivable	-	70,715
Deferred Government Grant	(208,376)	-
Deferred revenue	111,921	-
	(1,708,261)	(2,116,105)

Our primary source of cash flow comes from our core business operations.

During the year ended August 31, 2024, the Company’s net cash used in operating activities decreased to $1,708,261 from $2,116,105 in the previous year ended August 31, 2023. This decrease of outflow of cash was primarily due to lower cash expenses as compared to the previous year.

Net cash flow from (used in) financing activities

During the fiscal year ended August 31, 2024, the Company successfully closed its Initial Public Offering (IPO) on November 3, 2023, generating net proceeds of $2,751,937. These funds have strengthened the Company’s financial position and provided critical capital to support strategic initiatives, including investments in proprietary software development, expansion of operational capabilities, and enhancing shareholder value. The successful IPO marks a significant milestone in the Company’s growth journey, enabling access to broader capital markets and positioning the business for future opportunities. In addition, company issued share capital through conversion note and equity purchase agreement with Brownstone.

Net cash flow from (used in) investing activities

During the fiscal year ended August 31, 2024, the Company invested $1,112,399 in developing proprietary software designed to streamline and enhance the accuracy of mortgage application processes for field agents. This investment reflects the Company’s commitment to leveraging technology to improve operational efficiency and provide a competitive edge in the mortgage industry. The enhanced software is expected to not only attract new mortgage agents but also improve agent retention by offering a comprehensive and user-friendly solution, positioning the Company for sustainable growth in a competitive market.

As of August 31, 2024, the Company’s cash balance was $580,356, a decrease from $720,365 on August 31, 2023.

The Company’s capital structure consists of contributed common shares, accumulated deficit, additional paid-in capital, and other comprehensive losses. Its primary sources of liquidity are cash generated through operations and capital raised from investors through the issuance of common shares. The Company remains committed to meeting all financial and operational obligations as they come due, maintaining a disciplined approach to liquidity management.

Future capital requirements will depend on several factors, including planned investments in technology, market expansion initiatives, and overall growth trajectory. While the Company continues to actively manage controllable factors, external variables such as interest rates and real estate market conditions remain potential challenges. By aligning its financial strategies with operational priorities, the Company is well-positioned to navigate these uncertainties and achieve sustainable long-term growth.

The following table presents our liquidity:

Year Ended	August 31, 2024 ($)	August 31, 2023 ($)
Cash	580,356	720,365
Trade and other receivables	155,224	758,988
Prepaid expenses and deposit	157,910	218,150
	893,490	1,697,503

As of August 31, 2024, Pineapple Financial maintained a liquidity position with $580,356 in cash and along with trade and other receivables, prepaid expenses, and deposits, demonstrating the Company’s ability to meet its short-term obligations. However, cash decreased by $140,009 compared to August 31, 2023. This decrease was primarily driven by strategic investments in the expansion of operations and technology development to strengthen the Company’s competitive position.

Additionally, broader macroeconomic challenges, including a depressed Canadian real estate market and economic headwinds, have impacted liquidity during the year. Despite these challenges, Pineapple Financial remains focused on prudent financial management, ensuring that resources are allocated efficiently to support growth while maintaining sufficient liquidity to meet ongoing obligations.

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

Revenue Recognition

The Company has adopted ASC 606, Revenue from Contracts with Customers, which provides a single comprehensive model for revenue recognition. The core principle of the standard is that Revenue should be recognized when goods or services are transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard introduced a new contract- based revenue recognition model with a measurement approach that is based on an allocation of the transaction price. It establishes a five-step model to account for Revenue arising from contracts with customers. Under this standard, Revenue is recognized at an amount that reflects the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. The standard requires entities to exercise judgement, taking into consideration all of the relevant facts and circumstances when applying each step of the model to contracts with customers. Additionally, the standard specifies the accounting for incremental costs of obtaining a contract and the costs directly related to fulfilling a contract.

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

Lease Accounting

The relevant criteria applicable is ASC 842. We assess at contract inception whether a contract is, or contains, a lease. That is, if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. We apply a single recognition and measurement approach for all leases, except for short-term leases and leases of low-value assets. We recognize lease liabilities to make lease payments and right-of- use assets representing the right to use the underlying assets.

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

Share Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee, non-employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, non- employee, and director services received in exchange for an award based on the grant-date fair value of the award.

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

Options granted on June 14, 2021, vest over a 2-year period whereby 25% of the options granted vested on the date of grant, and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of stock options granted was $1,317,155. These options were fully vested in year ended August 31, 2023.

On July 6, 2023, we completed a 1-for-3.9 reverse stock split, or the Reverse Split, effective immediately. Consequently, all the share numbers, shares prices, and exercise prices have been retroactively adjusted in these condensed interim consolidated financial statements for all periods presented.

Controls and Procedures

While the Company is not currently required to maintain an effective internal controls system, we recognize the importance of strong internal controls and have proactively initiated steps to establish and enhance our control environment. These measures include:

●	Employing skilled staff in financial, accounting, and external reporting roles, focusing on segregation of duties.

●	Conducting regular reconciliations to ensure accurate recording, correct classification, and balanced books.

●	Ensuring timely and accurate recording of expenses, liabilities, and other accounting entries in accordance with the matching principle.

●	Maintaining a detailed fixed assets register to track users, departments, and assets.

●	Requiring internal review and approval of accounting transactions by at least two independent personnel.

●	Documenting processes, assumptions, and conclusions related to significant estimates.

●	Establishing comprehensive documentation of accounting policies and procedures.

As of August 31, 2024, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this assessment, management concluded that our disclosure controls and procedures were effective as of August 31, 2024.

Improvements made during the year include implementing independent reviews, approval processes for transactions and reconciliations, and hiring additional personnel to strengthen our control environment. Plans are underway to further enhance controls by segregating duties and improving processes, ensuring robust and effective internal controls that support the integrity of our financial reporting.

Financial Instruments

As on August 31, 2024, the Company’s financial instruments consist of cash, trade and other receivables, investments, accounts payable and accrued liabilities.

As per ASC 820, Fair value measurement establishes a fair value hierarchy based on the level of independence, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorizing within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

As of August 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash	580,356			580,356
Investment			10,042	10,042

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As part of our regular business operations, we face various risks that can impact our profitability and operations. These risks can be broadly categorized as interest rate risk, credit risk, counterparty risk, and risks associated with the pandemics like COVID-19.

Interest rate risk

We do not face interest rate risk as we do not have any variable-rate loans or borrowings.

Credit risk

Credit risk is the risk of financial loss to the Corporation if a counterparty to a financial instrument fails to meet its contractual obligations. The Corporation’s credit risk is mainly attributable to its cash and trade and other receivables.

The Corporation has determined that its exposure to credit risk on its cash is minimal as the Corporation’s cash is held with financial institutions in Canada.

Our primary source of credit risk relates to the possibility of Core Business Operation’s brokerages or other customers not paying receivables. Core Business Operations manages its credit risk by performing credit risk evaluations on its brokerages and agents and monitoring overdue trade and other receivables. As of August 31, 2024, $37,800 of our trade receivables are greater than 90 days outstanding, as compared to $2,572 for August 31, 2023. A decline in economic conditions or other adverse conditions experienced by brokerage and agents could impact the collectability of the Corporation’s accounts receivable.

Our maximum exposure to credit risk approximates the carrying value of the assets on the Corporation’s consolidated statements of financial position.

Year Ended	August 31, 2024 ($)	August 31, 2023 ($)
Cash	580,356	720,365
Trade and other receivables	155,224	758,988
Prepaid expenses and deposit	157,910	218,150
	893,490	1,697,503

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach in managing liquidity is to ensure, to the extent possible, that it will have sufficient liquidity to meet its liabilities when due, by continuously monitoring actual and forecasted cash flows. As of August 31, 2024, the Company’s contractual cash flow obligations and their maturities are as follows:

	Cash flow under contract ($)	Within 1 year	Greater than 1 year ($)
Accounts payable and accrued liabilities	1,125,477	1,125,477	-
Lease obligations	977,107	161,508	815,599

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and report of independent registered public accounting firm MNP LLP with the PCAOB ID: 1930 is contained in pages F-1 through F-17, which appear at the end of this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of August 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment using those criteria, management concluded that the Company maintained effective internal control over financial reporting as of August 31, 2024.

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

ITEM 9B. OTHER INFORMATION.

No officer, as defined in Rule 16a-1(f), or director adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the fourth fiscal quarter of 2023.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers, key employees and directors.

Name	Age	Position(s)	Date Appointed
Shubha Dasgupta	44	Chief Executive Officer and Director	October 16, 2015
Sarfraz Habib	53	Chief Financial Officer	April 10, 2023
Christa Mitchell	42	Chief Strategy Officer	April 1, 2020
Kendall Marin	48	President, COO, and Director	October 16, 2015
Drew Green	49	Chairman of the Board	May 6, 2019
Paul Baron	61	Director	August 19, 2016
Tasis Giannoukakis	61	Director	August 19, 2016
Nima Besharat	43	Director	May 26, 2021

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

Ms. Mitchell has been the Chief Strategy Officer of the Company since April 2020. From April 1, 2020 to September 5, 2024, Ms. Mitchel served as a member of our board of directors. Before that, Ms. Mitchell was the Vice President of Operations and Vice President of Sales, Service and User Experience of Mortgage Alliance between September 2005 and March 2020.

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

Family Relationships

None of our directors or executive officers has a family relationship as defined in Item 401 of Regulation S-K.

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

Changes in Nominating Procedures

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of copies of such forms filed on Forms 3, 4 and 5, and amendments thereto furnished to us, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

Clawback Policy

Board adopted the Clawback Policy (the “Clawback Policy”), providing for the recovery of certain incentive-based compensation from current and former executive officers of the Company in the event the Company is required to restate any of its financial statements filed with the SEC under the Exchange Act in order to correct an error that is material to the previously-issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. A copy of the Clawback Policy has been filed herewith, as exhibit 99.1.

Insider Trading Policies

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees. A copy of the Insider Trading Policy has been filed herewith, as exhibit 99.2.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets out the compensation paid or payable to the Named Executive Officers (“NEO”) of the Company during the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shubha Dasgupta,	2024	177,816	-	-	-	-	-	10,669	188,485
Chief Executive Officer	2023	188,256	-	-	-	-	-	11,357	199,613
Rupen Shah (1),	2024	-	-	-	-	-	-	-	-
Chief Financial Officer	2023	77,389	-	-	-	-	-	1,508	78,897
Christa Mitchell,	2024	177,816	-	-	-	-	-	10,669	188,485
Chief Strategy Officer	2023	188,256	-	-	-	-	-	11,357	199,613
Kendall Marin,	2024	177,816	-	-	-	-	-	10,669	188,485
President and Chief Operating Officer	2023	188,256	-	-	-	-	-	11,357	199,613
Sarfraz Habib Chief Financial Officer	2024	133,362	-	-	-	-	-	-	$133,362
	2023	50,125	-	-	-	-	-	-	$50,125

(1)	Mr. Shah resigned as CFO of the Company in January 2023.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards for each of the NEOs and directors as of the end of the fiscal year ended August 31, 2024.

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
Director

Compensation Governance

The Company has not been a reporting issuer during any financial period to date. The significant elements of future compensation to be awarded or paid to the Company’s directors and/or executive officers, including NEOs, once the Company becomes a reporting issuer is expected to consist primarily of management fees, stock options and cash bonuses. The amount to be paid for each element of compensation will not be based on any formula or specific objective criteria but is expected to be the result of a subjective determination of the Board in consideration of a number of factors, including, but not limited to: the overall financial and operating performance of the Company, each NEO’s individual performance and contribution towards meeting corporate objectives, each NEO’s level of responsibility, each NEO’s length of service, industry comparable and the Company’s ability to pay compensation. Payments may be made from time to time to executive officers, including Named Executive Officers, or companies they control for the provision of consulting or management services. Such services are paid for by the Company at competitive industry rates for work of a similar nature by reputable arm’s length services providers. Following the date of Listing, the Company expects to pay fees for management services pursuant to the terms of the agreement summarized under “Employment, Consulting and Management Agreements” below. Other than the Stock Option Plan, the Company has not established any other long-term incentive plan. Other than 565,689 Options under the Stock Option Plan, the Company has no stock options or other incentive securities outstanding; however, the Company may issue more stock options pursuant to its Stock Option Plan. See “Stock Option Plan” below and “Options to Purchase Securities”. In addition, it is anticipated that the Board may award bonuses, in its sole discretion, to executive officers, including NEOs, from time to time.

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

Compensation payable to executive officers and directors is currently reviewed and recommended by the Board, on an annual basis. See “Statement of Corporate Governance - Compensation”. The Company has not established any specific performance criteria or goals to which total compensation or any significant element of total compensation to be paid to any NEO is dependent. Specifically, in the most recently completed financial year, no compensation was directly tied to a specific performance goal such as a milestone or the completion of a transaction, no significant events occurred that significantly affected compensation, and no peer group was formally used to determine compensation. NEOs’ performance is reviewed in light of the Company’s objectives from time to time and such officers’ compensation is also compared to that of executive officers of companies of similar size and stage of development in the Company’s industry. Though the Company does not have pre-existing performance criteria, objectives or goals, it is anticipated that, once the Company becomes a reporting issuer, the Board will review all compensation arrangements and policies in place and consider the adoption of formal compensation guidelines.

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

During the year ended August 31, 2024 there was no exercise of Options granted under the Stock Option Plan or other rights to acquire securities of the Company by NEOs or directors of the Company.

Stock Option Plan

On June 14, 2021 the Board approved our 2487269 Ontario Ltd. Stock Option Plan (the “Stock Option Plan”). As of the date, there are 565,689 options outstanding under the Stock Option Plan.

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

On April 10, 2023, the Company entered into an executive employment agreement with Sarfraz Habib (the “Sarfraz Employment Agreement”) pursuant to which Mr. Habib agreed to serve as the Company’s Chief Financial Officer. In consideration of the services provided by Mr. Habib, the Company agreed to pay a base salary of $133,362 per annum.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common shares as of December 19, 2024 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable .

Beneficial Owner	Shares(1)	Percentage
Directors and Named Executive Officers
Shubha Dasgupta(2)	998,457	11.34%
Sarfraz Habib	-
Kendall Marin(3)	998,457	11.34%
Drew Green (4)	820,097	9.31%
Paul Baron (5)	74,317	0.84%
Tasis Giannoukakis (6)	99,558	1.13%
Nima Besharat (7)	208,439	2.37%

All Directors and Officers as a group (7 persons)	3,199,725	36.33%
5% Stockholders
Prodigy Capital Corp. (8)	756,311	8.59%

*	Represents beneficial ownership of less than 1%.
(1)	Based on 8,808,019 common shares outstanding.
(2)	Includes 126,652 options at an exercise price of $3.60 and 25,641 warrants to purchase common shares at an exercise price of CAD$2.93. The securities beneficially owned by Shubha Dasgupta are directly held by 5032771 Ontario Inc., an entity controlled by Mr. Dasgupta

(3)	Includes 126,652 options at an exercise price of $3.60 and 25,651 warrants to purchase common shares at an exercise price of CAD$2.93.
(4)	Includes 102,138 options at an exercise price of $3.60 and 25,651 warrants to purchase common shares at an exercise price of CAD$2.93.The securities beneficially owned by Drew Green are directly held by DREWGREEN.CA INC., an entity controlled by Mr. Green.
(5)	Includes 10,214 options at an exercise price of $3.60.
(6)	Includes 10,214 options at an exercise price of $3.60.
(7)	Includes 157,136 options at an exercise price of $3.60 and 25,651 warrants to purchase common shares at an exercise price of CAD$2.93. The shares beneficially owned by Nima Besharat are directly held by Break Point Ventures Ltd., an entity controlled by Mr. Besharat.
(8)	Includes 38,262 warrants to purchase common shares at an exercise price of CAD$2.93. Kia Besharat, principal of Prodigy Capital Corp., has the power to vote or dispose of the shares held of record by Prodigy Capital Corp., and may be deemed to beneficially own those shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of August 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	3,245,177	$3.78	-
Equity compensation plans not approved by security holder	-
Total	3,245,177	$3.78

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as described below and except for employment arrangements which are described under “Executive Compensation,” during the fiscal years ended August 31, 2024 and August 31, 2023, there have not been, nor are there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at August 31, 2024, and any of our directors, executive officers, holders of more than 5% of our common shares, or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by MNP LLP as described below:

	2024	2023
Audit Fees	$193,674	$148,057
Audit Related Fees	$22,396	$39,040
Tax Fees	$-	$5,893
All Other Fees	$-	$-
Total	$216,070	$192,990

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

(b)	Exhibits

Exhibit No.	Description
3.1	Articles of Continuance incorporated by reference to Exhibit 3.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-268636) filed with the Securities and Exchange Commission on September 28, 2023.
3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-268636) filed with the Securities and Exchange Commission on September 28, 2023.
4.1	Form of Warrant *
10.1	Stock Option Plan incorporated by reference to Exhibit 10.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-268636) filed with the Securities and Exchange Commission on September 28, 2023.
10.2	Salesforce Agreement, between the Company and Salesforce.com, dated December 1, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-268636) filed with the Securities and Exchange Commission on September 28, 2023.
10.3	Employment Agreement, dated April 4, 2023 between the Company and Sarfraz Habib incorporated by reference to Exhibit 10.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-268636) filed with the Securities and Exchange Commission on September 28, 2023.
10.4	Form of Mortgage Broker Affiliation Agreement incorporated by reference to Exhibit 10.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-268636) filed with the Securities and Exchange Commission on September 28, 2023.
10.5	Equity Purchase Agreement dated May 10, 2024 *
10.6	Registration Rights Agreement dated May 10, 2024 *
10.7	Securities Purchase Agreement dated May 10, 2024*
10.8	Convertible Promissory Note*
14.1	Code of Ethics+
19.1	Insider Trading Policy
21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-268636) filed with the Securities and Exchange Commission on September 28, 2023.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
97.1	Clawback Policy
99.1	Audit Committee Charter+
99.2	Compensation Committee Charter+
99.3	Nominating and Corporate Governance Committee Charter+
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2024 (File No. 001-41738)

+ Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on December 1, 2022, as amended (File No. 333-268636)

ITEM 16. FORM 10-K SUMMARY

None.

Pineapple Financial Inc.

Consolidated Financial Statements

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pineapple Financial Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pineapple Financial Inc. (the “Company”) as at August 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at August 31, 2024 and 2023, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operating activities which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Mississauga, Canada
December 19, 2024

MNP LLP

Suite 900, 50 Burnhamthorpe Road W, Mississauga ON, L5B 3C2	T: 416.626.6000 F: 416.626.8650
MNP.ca

Pineapple Financial Inc.

Consolidated Balance Sheets

As at August 31, 2024 and 2023

(Expressed in US Dollars)

As at:		August 31, 2024	August 31, 2023
Assets
Current assets
Cash		$580,356	$720,365
Trade and other receivables	Note 13	155,224	758,988
Prepaid expenses and deposits		157,911	218,150
		893,491	1,697,503

Investment	Note 4	10,042	10,013
Right-of-use asset	Note 10	828,674	960,377
Property and equipment	Note 5	152,610	242,091
Intangible assets	Note 6	2,211,775	1,718,954
		$4,096,592	$4,628,938

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities		$1,125,477	$605,319
Deferred revenue	Note 2	111,921	-
Loan	Note 17	-	430,098
Current portion of lease liability	Note 10	161,508	138,372
		1,398,906	1,173,789

Deferred government incentive	Note 13	491,251	699,627
Lease liability	Note 10	815,599	969,589
Warrant liability	Note 8	41,520	-
		$2,747,276	$2,843,005

Shareholders’ Equity
Common shares, no par value; unlimited authorized; 8,425,353 issued and outstanding shares as of August 31, 2024 and 6,306,979 as at August 31, 2023.	Note 7	8,559,856	4,903,031
Additional paid-in capital	Note 8,9	2,955,944	2,955,944
Accumulated other comprehensive loss		(408,510)	(417,727)
Accumulated deficit		(9,757,974)	(5,655,315)
		1,349,316	1,785,933
		$4,096,592	$4,628,938

Description of business (note 1)
Contingencies and commitments (note 15)
Subsequent events (note 20)
Approved on behalf of Board of Directors

“Shuba Dasgupta”	“Drew Green”

The accompanying notes are an integral part of these consolidated financial statements

Pineapple Financial Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

For the year ended		August 31, 2024	August 31, 2023
Revenue	Note 16	$2,688,987	$2,502,264

Expenses
Selling, general and administrative	Note 11	2,382,225	2,170,149
Advertising and Marketing		860,047	844,796
Salaries, wages and benefits		2,436,783	2,330,127
Interest expense and bank charges		93,472	56,316
Depreciation and amortization	Note 5,6,10	838,843	441,159
Share-based compensation	Note 9	-	33,091
Government Incentive	Note 13	(97,646)	(591,480)
Total expenses		$6,513,724	$5,284,158

Loss from operations		(3,824,737)	(2,781,894)
Write down of investment	Note 4	-	(27,143)
(Loss) on extinguishment of liability	Note 18	(156,339)	-
Foreign exchange gain (loss)		(38,836)	-
Gain on change in fair value of warrant liability	Note 8	63,769	-
Gain on change in fair value of conversion feature liability	Note 18	76,543	-
Accretion expense	Note 18	(223,059)	-
Loss before income taxes		$(4,102,659)	$(2,809,037)

Net loss		(4,102,659)	(2,809,037)
Foreign currency translation adjustment		9,217	(64,509)

Net loss and comprehensive loss		$(4,093,442)	$(2,873,546)

Loss per share - basic and diluted		$(0.57)	$(0.45)

Weighted average number of common shares outstanding - basic and diluted		7,145,939	6,306,979

The accompanying notes are an integral part of these consolidated financial statements

Pineapple Financial Inc.

Consolidated Statements of Shareholders’ Equity

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

		Additional	Accumulated
	Common	Paid in	other	Accumulated	Total
	Shares	Capital	comprehensive	(deficit)	shareholders’
	(note 7)	(note 8 and 9)	loss	earnings	equity
	$	$	$	$	$
Balance, August 31, 2022	4,903,031	2,922,853	(353,218)	(2,846,278)	4,626,388
Share-based compensation	-	33,091	-	-	33,091
Foreign exchange translation	-	-	(64,509)	-	(64,509)
Net loss	-	-	-	(2,809,037)	(2,809,037)
Balance, August 31, 2023	4,903,031	2,955,944	(417,727)	(5,655,315)	1,785,933

Shares issued on Initial Public offering on November 3, 2023	2,751,937	-	-	-	2,751,937
Shares issued against convertible note	465,680	-	-	-	465,680
Shares issued against equity purchase agreement	487,491	-	-	-	487,491
Warrants issued related to Initial Public Offering	(48,283)	-	-	-	(48,283)
Foreign exchange translation	-	-	9,217	-	9,217
Net loss	-	-	-	(4,102,659)	(4,102,659)
Balance, August 31, 2024	8,559,856	2,955,944	(408,510)	(9,757,974)	1,349,316

The accompanying notes are an integral part of these consolidated financial statements

Pineapple Financial Inc.

Consolidated Statements of Cash Flow

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

For the year ended:		August 31, 2024	August 31, 2023
		$	$
Cash provided by (used for) the following activities

Operating activities
Net loss for the year		(4,102,659)	(2,809,037)
Adjustments for the following non-cash items:
Depreciation of property and equipment	Note 5	87,803	67,674
Amortization of intangible assets	Note 6	616,532	265,150
Depreciation on right of use asset	Note 10	134,508	108,335
Interest expense on lease liability	Note 10	62,604	56,316
Share-based compensation	Note 9	-	33,091
Write down of investment	Note 8	-	27,143
Change in fair value of warrant liability		63,769	-
Accretion Expense		223,059	-
Loss on extinguishment of liability		156,339	-
Gain (loss) on change in fair value of the conversion feature liability		(76,543)	-
Foreign exchange gain (loss)		38,836	-
Net changes in non-cash working capital balances:
Trade and other receivables		603,764	(26,242)
Prepaid expenses and deposits		60,239	265,545
Accounts payable and accrued liabilities		519,943	(174,795)
Deferred government incentive		(208,376)	-
Deferred revenue		111,921	-
Income taxes receivable		-	70,715
		(1,708,261)	(2,116,105)

Financing activities
Share capital issuance	Note 7	2,751,937	-
Proceed from conversion note	Note 18	300,000	-
Proceed from Equity purchase agreement		487,491	-
Proceed from SRED loan		87,369	430,098
Repayment of SRED loan	Note 17	(517,467)	-
Repayment of lease obligations	Note 10	(196,703)	(81,090)
		2,912,627	349,008

Investing activities
Additions to intangible assets	Note 6	(1,112,399)	(1,300,225)
Additions to property and equipment	Note 5	(4,991)	(62,073)
		(1,117,390)	(1,362,298)

Net change in cash		86,976	(3,129,395)
Effect of changes in foreign exchange rates		(226,985)	(47,079)
Cash, beginning of year		720,365	3,896,839
Cash, end of year		580,356	720,365

Supplementary cash flow information:
Interest paid		35,281	-
Income taxes paid		-	-

The accompanying notes are an integral part of these consolidated financial statements

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2024 and 2023

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

Going Concern

The Company continues to focus its efforts predominantly on research and development activities. During this process, it has incurred significant operating losses, a trend expected to persist for the foreseeable future. As of August 31, 2024, the Company reported an accumulated deficit of $9,757,974, compared to $5,655,315 as of August 31, 2023. Negative cash flows from operating activities amounted to $1,708,261 during the fiscal year ended August 31, 2024, down from $2,116,105 in the prior year.

To sustain its operations, the Company plans to explore additional capital and financing sources while managing existing working capital resources. However, the Company’s ability to continue as a going concern is subject to its capacity to achieve future profitability and secure the necessary funding to meet obligations as they arise. The uncertainty surrounding its ability to raise financial capital and generate profitable operations raises substantial doubt about its ability to continue as a going concern.

These consolidated financial statements do not include adjustments that might be necessary should the Company be unable to continue as a going concern. For further details, see Note 20, which discusses a $1.00 million offering completed in November 2024 and a $0.525 million short term loan in October 2024.

2. Significant accounting policies

Statement of compliance

These consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

The consolidated financial statements were authorized for issue by the Board of Directors on December 19, 2024.

Basis of preparation, functional and presentation currency

The consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business on the historical cost basis except for certain financial instruments that are measured at fair value, as explained in the accounting policies below. Historical cost is generally based on the fair value of the consideration given in exchange for assets. All financial information is in US Dollars (“USD”) as the Company’s presentation currency and transactions are conducted in the functional currency of Canadian dollars (“CAD”).

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

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

2.	Significant accounting policies (continued from previous page)

Basis of consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Pineapple Insurance Inc and Pineapple National Inc. All transactions with the subsidiaries and any intercompany balances, gains or losses have been eliminated upon consolidation. The subsidiaries have a USD presentation currency, and the functional currency is in CAD, and accounting policies have been applied consistently to the subsidiaries.

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

Asset / liability:	Classification:

Cash	FVTPL
Trade and other receivables	Amortized cost
Investments	FVTPL
Accounts payable and accrued liabilities	Amortized cost
Loan	Amortized cost
Warrant liability	FVTPL

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

For the years ended August 31, 2024 and 2023

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

For the years ended August 31, 2024 and 2023

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

For the years ended August 31, 2024 and 2023

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

Determination of fair value and the resulting hierarchy requires the use of observable market data whenever available. The classification of a financial instrument in the hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. Cash is recorded at fair value using level 1 inputs and investments are recorded at fair value using level 3 inputs and warrant liability is measured using level 2 inputs. During the year, there were no transfers between the levels of fair value.

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

For the years ended August 31, 2024 and 2023

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

Share-based payment arrangements

Equity-settled share-based payments to employees and others providing similar services are measured at the fair value of the equity instruments at the grant date. Details regarding the determination of the fair value of equity-settled share-based transactions are set out in Note 9.

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

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

2.	Significant accounting policies (continued from previous page)

Intangible Assets

Intangible assets acquired separately are measured on initial recognition at cost. The cost of intangible assets acquired in a business combination is their fair value at the date of acquisition. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and accumulated impairment losses.

Development costs for internally-generated intangible assets are capitalized when all of the following conditions are met:

●	The costs attributable to the asset can be measured reliably.
●	It is probable that the intangible asset will generate future economic benefits.
●	The Company can demonstrate the control and ability to use the intangible asset.

The amount initially recognized for internally-generated intangible assets is the sum of the expenditures incurred from the date when the intangible asset first meets the recognition criteria listed above. Where no internally-generated intangible asset can be recognized, development expenditures are charged to the consolidated statement of operations and comprehensive loss in the period in which the expense is incurred.

Intangible assets with finite lives are amortized over the estimated useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired. The amortization period and the amortization method for an intangible asset with a finite useful life are reviewed at least at the end of each reporting period. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are considered to modify the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization expense on intangible assets with finite lives is recognized in the consolidated statements of operations and comprehensive loss and in the expense category that is consistent with the function of the intangible assets.

Intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually, either individually or at the cash-generating unit level. The assessment of indefinite life is reviewed annually to determine whether the indefinite life continues to be supportable. If not, the change in useful life from indefinite to finite is made on a prospective basis.

An intangible asset is derecognized upon disposal (i.e., at the date the recipient obtains control) or when no future economic benefits are expected from its use or disposal. Any gain or loss arising upon derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in the consolidated statement of operations and comprehensive loss.

Intangible assets are recorded at cost, net of accumulated amortization and accumulated impairment losses, if any. Cost includes all expenditures incurred to bring the assets to the location and condition necessary for them to be operated in the manner intended by management.

Amortization is calculated using the following terms and methods:

Software	7 years	Straight Line

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

For the years ended August 31, 2024 and 2023

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

The Company’s subsidiary, Pineapple Insurance Inc., generates its revenue by charging commission on for insurance policies and services. Pineapple Insurance is associated with a major insurance company from which it earns commissions for the provision of these services, primarily mortgage insurance. Mortgage insurance is a requirement of each mortgage. Pineapple Insurance has also adopted ASC 606. Typically, Pineapple Insurance is the agent supplying insurance services to the consumer and paid a commission from the premiums collected by the insurance company whose products and services it provides to the end consumer.

The Company has four revenue streams:

a)	Sales Revenue is commission collected from financial institutions with whom it has contracts in place. The Company earns revenue based on a percentage of mortgage amount funded between individual referred by the Company and financial institutions funding the mortgage. We are an agent in these deals as we provide the platform for other parties to provide services to the end-user. For each contract with a customer, the Company identifies the contract with a customer; identifies the performance obligations in the contract; determines the transaction price to the separate performance obligations on the basis of the relative stand-alone selling price of each distinct good or service to be delivered; and recognizes revenue when or as each performance obligation is satisfied in a manner that depicts the transfer to the customer of the goods or services promised. The Company recognizes revenue when: a contract exists with a lender party and an agent broker, the contract identifies the use of the platform service to close a mortgage deal, the mortgage deal has been closed with the lending financial institution, and commissions paid by the lending financial institution based on various criteria of the mortgage deal including but not limited to interest rates available at that time, term, seasonality, collateral, income, purpose, etc. Revenue is measured at the fair value of the consideration received or receivable and represents amounts receivable for services provided in the normal course of business. Revenue is recognized at the end of the deal upon completion of all the actions listed above. A typical transaction attracts a commission fee payable to Pineapple Financial Inc.
b)	Subscription Revenue is a flat fee that is charged to the brokers and agents for use of the platform. Revenue is recognized over the service period.
c)	Underwriting Revenue is a flat fee charged for risk pre-assessment of the deal before it is submitted to the Lender Partner for funding. The flat fee is based on the amount of funded volume being financed in the deal. Revenue is recognized at the end of the deal upon completion of the actions listed in a).
d)	Sponsorship revenue is received from lenders to promote their brands at company events. Company received the revenue in advance and any unused sponsorship revenue is treated as Deferred Revenue.

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2024 and 2023

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

Basic and diluted net loss per Share:

The Company’s basic net loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted-average number of shares of ordinary shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive ordinary shares are anti-dilutive.

Recently issued and adopted accounting standards:

As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflects this election.

Recently Adopted
In July 2023, the FASB issued 2023-03 — Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation — Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022, EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 — General Revision of Regulation S-X: Income or Loss Applicable to Common Stock (SEC Update). The adoption of this standard on August 1, 2023, did not result in amended disclosures in the Company’s consolidated financial statements, nor did this standard have a material impact the Company’s results of operations.

In March 2024, the FASB issued ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update enhances disclosures by requiring entities to provide more detailed information about significant segment expenses, other segment items, and measures of segment profit or loss used by the chief operating decision maker (CODM). The guidance also requires qualitative descriptions of the methods used to determine segment profit/loss and asset measurement. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but resulted in expanded disclosures within the segment reporting footnotes.

Not Yet Adopted

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

A provision for onerous contracts is recognized when the expected benefits to be derived by the Company from a contract are lower than the unavoidable cost of meeting its obligations under the contract. The Company had no material provisions as at August 31, 2024 and 2023.

Deferred government grant

Government grants are recognized when there is reasonable assurance that the grants will be received and the company will comply with the conditions. The grants is deferred and recognized as a liability and is recognized in the statement of operations and compressive loss over the useful life of the intangible asset.

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

3. Significant accounting judgments, estimates and assumptions

The preparation of consolidated financial statements requires the directors and management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

The following are the critical estimates and judgments applied by management that most significantly affect the Company’s consolidated financial statements. Uncertainty about these assumptions and estimates could result in outcomes that require a material adjustment to the carrying amount of assets or liabilities affected in future periods.

Investments (level 3)

Where the fair values of financial assets and financial liabilities recorded on the consolidated statements of financial position, cannot be derived from active markets, they are determined using a variety of valuation techniques. The inputs to these models are derived from observable market data where possible; where observable market data is not available, Management’s judgment is required to establish fair values.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss.

The warrants are not precluded from equity classification and are accounted for as such on the date of issuance and will be on each consolidated balance sheet date thereafter. As the warrants are equity classified, they are initially measured at fair value (or allocated value).

Derivative Financial Instrument:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive loss. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, and the reported amount of expenses during the reporting periods. Actual results could differ from those estimates.

Going Concern

Preparation of the consolidated financial statement on a going concern basis, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets, including its intangible assets and to meet its liabilities as they become due

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

3. Significant accounting judgments, estimates and assumptions (continued)

Useful life of Assets

Significant judgement is involved in determination of useful life for the property plant and equipment and intangible assets. Management assesses the reasonability of the useful life on an annual basis to record the depreciation of the intangibles and property plant and equipment.

The intangible assets were initially assigned a useful life of 5 years. However, in June 2024, based on a reassessment of the software’s expected utility, the Company revised its estimate of the useful life to 7 years.

This change in estimate has been accounted for prospectively in accordance with ASC 250, Accounting Changes and Error Corrections. The revision impacts the future amortization of these intangible assets, aligning the amortization period with the updated estimate of their economic benefit. In accordance with its policy, the Company reviews the estimated useful lives of intangible assets on an ongoing basis. This review indicated that the actual lives of certain intangible assets were longer than the estimated useful lives used for amortization purposes in the Company’s consolidated financial statements. As a result, effective June 1, 2024, the Company changed its estimated useful life of intangible assets to better reflect the estimated periods during which these assets will remain in service. The estimated useful life of intangible assets was previously 5 years were increased to 7 years. The effect of this change in estimate was to reduce the 2024 amortization expense by $41,740, decrease 2024 net loss by $41,740, and decrease 2024 basic and diluted loss per share by $0.01.

4. Investments

During the year ended August 31, 2021, the Company purchased an investment in a private company. The Company holds a 5% interest with no significant influence. The investment is recorded at FVTPL using level 3 inputs. As at August 31, 2024, the Company recognized a $Nil change in fair value (2023- $27,143). Change in fair value during the current period due to foreign exchange translation.

5. Property and equipment

The Company’s property and equipment consist of equipment, furniture, IT equipment, leasehold improvements and laptops.

Property and equipment
Cost
Balance, August 31, 2022	$296,999
Additions	62,073
Translation adjustment	(9,789)
Balance, August 31, 2023	$349,283
Additions	4,991
Translation adjustment	569
Balance, August 31, 2024	$355,576

Accumulated depreciation
Balance, August 31, 2022	$49,334
Depreciation	67,674
Translation adjustment	(9,816)
Balance, August 31, 2023	$107,192
Depreciation	87,803
Translation adjustment	7,971
Balance, August 31, 2024	$202,966

Net carrying value
August 31, 2024	$152,610
August 31, 2023	$242,091

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

6. Intangible assets

During the current period, the Company capitalized development costs related to internally generated software classified as intangible assets.

Intangible assets
Cost
Balance, August 31, 2022	$779,490
Additions	1,300,225
Translation adjustment	(22,190)
Balance, August 31, 2023	$2,057,525
Additions	1,112,399
Translation adjustment	(1,794)
Balance, August 31, 2024	$3,168,130

Accumulated amortization
Balance, August 31, 2022	$77,102
Amortization	265,150
Translation adjustment	(3,681)
Balance, August 31, 2023	$338,571
Amortization	616,532
Translation adjustment	1,252
Balance, August 31, 2024	$956,355

Net carrying value
August 31, 2024	$2,211,775
August 31, 2023	$1,718,954

The estimated amortization expense of definite-lived intangible assets is as follows:

Year ending August 31,

2025	491,506
2026	491,506
2027	491,506
2028	491,506
2029	245,753
$2,211,775

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

7. Share capital

Authorized share capital

The authorized share capital of the Company consists of an unlimited number of common shares with no par value.

	#	$
Balance, August 31, 2022 and 2023	6,306,979	4,903,031

Issuance of Common Shares on Initial Public Offering	875,000	3,500,000
Issuance of Common Share against Conversion Note	501,875	465,680
Issuance of Common Shares on Equity Purchase Agreement	741,499	487,491
Share Issuance Costs	-	(748,063)
Warrants issued	-	(48,283)

Balance, August 31, 2024	8,425,353	8,559,856

On November 3, 2023, the Company completed Initial Public Offering (IPO) and was listed on the New York Stock Exchange American (NYSEAmerican) under the ticker PAPL. The Company issued 875,000 shares on the initial public offering and received gross proceeds of $3,500,000 on the closing of the public offering. The Company incurred $796,346 in share issue costs related to underwriter fees and legal cost fees. The share issue cost balance includes the fair value of $48,283 related to 26,250 representative warrants that were issued on November 3, 2023, to the underwriters for an exercise price of $4 and expiring on October 31, 2028.

During July and August 2024, the Company issued 501,875 common shares to Brownstone Corporation as part of the conversion of a previously issued convertible note. The conversion included a principal amount of $300,000 and accrued interest of $4,347 at an annual interest rate of 8.00%, as per Note 18.

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

In August 2024, the Company issued 741,499 common shares pursuant to a put notice with Brownstone Corporation, for a total price of $487,491.

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

8. Warrants

a)	Common Share purchase warrant

	#	$
Balance, August 31, 2023	1,652,988	2,922,853
Share-based compensation expense	-	33,091
Balance, August 31, 2024	1,652,988	2,955,944

b)	Warrant Liability

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

The warrants issued on November 3, 2023 were valued using the Black-Scholes method with the share price of $1.86, exercise price of $4, term of 5 years, risk free rate of 3.79% and volatility of 142% at issuance and share price of $1.15, exercise price of $4, term of 4.42 years, risk free rate of 3.79% and volatility of 142% as at August 31, 2024.

The warrants issued in May 2024 were valued using the Black-Scholes method with the share price of $1.29, exercise price of $5, term of 6 months, risk free rate of 3.79%, credit spread of 31.46% and volatility of 104% at issuance and share price of $1.94, exercise price of $4, term of 6 months, risk free rate of 4.79%, credit spread of 31.55% and volatility of 104% as at August 31, 2024.

	#	$
Balance at August 31, 2023	-	-
Issuance of warrants	26,250	48,283
Issuance of warrants related to the convertible debt	1,000,000	56,701
Change in fair value of warrant liability		(63,769)
Fair Value of Warrants at August 31, 2024	1,026,250	41,520

	August 31, 2024	August 31, 2023

Weighted average estimated fair value per common share	$0.45	n/a
Weighted average exercise price of the warrant	$2.85	n/a
Weighted average expected life of the warrant	0.85 years	n/a

As at August 31, 2024, the warrants have no intrinsic value (August 31, 2023 – nil).

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2024 and 2023

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

Each share option converts into one common share of the Company on exercise. No amounts are paid or payable by the recipient on receipt of the option. The options carry neither rights to dividends nor voting rights. Options may be exercised at any time from the date of vesting to the date of their expiry.

In 2017, the Plan was amended such that the total number of common shares reserved and available for grant and issuance pursuant to the Plan is to equal 10% of the issued and outstanding common shares of the Company.

Options granted on June 14, 2021, vest over a 2-year period whereby 25% of the options granted vested on the date of grant, and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of stock options granted was $1,317,155. A total stock-based compensation expense was recognized of $Nil for year ended August 31, 2024 (August 31, 2023 - $57,340).

The Chief Financial Officer was granted 63,821 Stock options on November 15, 2021 as part of his compensation package. The options vest over a 3-year period whereby 8,974 of the options granted vested on the grant date and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of the stock options granted was $141,885. The Chief Financial Officer options were forfeited during the year ended August 31, 2023. For year ended August 31, 2024, stock-based compensation expense of $nil (August 31, 2023 - $Nil) was recognized.

The following reconciles the options outstanding at the beginning and end of the period that were granted to eligible participants pursuant to the Plan:

	August 31, 2024		August 31, 2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	#	$	#	$
Balance, beginning of year	565,689	3.72	628,510	3.71
Forfeited during the year	-	-	(62,821)
Balance as at year end	565,689	3.61	565,689	3.72
Exercisable as at year end	565,689	3.61	565,689	3.72

As at August 31, 2024, the options have no intrinsic value (August 31, 2023 – nil). As at August 31, 2024, all options are exercisable with a weighted average remaining life of 1.8 years (August 31, 2023 – 2.8 years).

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

10. Right-of-use asset and lease liability

The Company leases all its office premises in Ontario and British Columbia, Canada. The Company extended the current Ontario premises of 4,894 sq. ft. lease to January 1, 2030, and acquired additional premises of 8,368 square feet adjacent to the current office premises with the same landlord. The additional premises lease also expires on January 1, 2030. The total area of use by the Company is 13,262 sq. ft. The Company acquired a 1,454 square feet premise lease in British Columbia commencing August 1, 2023 and expiring on July 31, 2028. The Company recognized a right-of-use asset and corresponding lease liability in respect of this lease. The lease liability was measured at the present value of the remaining lease payments, discounted using the Company’s estimated incremental borrowing rate as at September 1, 2017 (date of initial application), estimated to be 6%. The right-of-use asset was measured at an amount equal to the lease liability, adjusted by the amount of any prepaid or accrued lease payments relating to that lease recognized in the balance sheet immediately before the date of initial application.

The following schedule shows the movement in the Company’s right-of-use asset:

Right-of-use asset

Cost
Balance, August 31, 2022	$1,084,523
Additions	141,799
Translation adjustment	(48,600)
Balance, August 31, 2023	1,177,721
Translation adjustment	(42,737)
Balance, August 31, 2024	$1,134,984

The right-of-use asset is being depreciated on a straight-line basis over the remaining lease term.

Accumulated Depreciation
Balance, August 31, 2022	$130,432
Depreciation	108,335
Translation adjustment	(21,423)
Balance, August 30, 2023	$217,344
Depreciation	134,508
Translation adjustment	(45,542)
Balance, August 31, 2024	$306,310

Carrying Amount
August 31, 2024	$828,674
August 31, 2023	$960,377

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

10. Right-of-use asset and lease liability (continued)

The following schedule shows the movement in the Company’s lease liability during the year:

	August 31, 2024	August 31, 2023

Balance, beginning of year	$1,107,961	$1,020,585
Additions	-	141,799
Interest Expense	62,604	56,316
Lease payments	(196,703)	(81,090)
Translation Adjustment	3,245	(29,649)
Balance, end of year	$977,107	$1,107,961

Current	161,508	138,372
Non-Current	815,599	969,589
	$977,107	$1,107,961

The following table provides a maturity analysis of the Company’s lease liability. The amounts disclosed in the maturity analysis are the contractual undiscounted cash flows before deducting interest or finance charges:

2025	217,359
2026	218,555
2027	215,983
2028	229,418
2029	201,431
2030	83,929
$1,166,675

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

11. Expenses

The following table provides a breakdown of the selling, general and administrative:

	Year ended
	August 31, 2024	August 31, 2023
	$	$
Software Subscription	898,870	816,913
Office and general	199,756	187,818
Professional fees	414,482	661,265
Dues and Subscriptions	269,106	58,366
Rent	207,560	165,750
Consulting fees	62,598	210,063
Travel	160,643	97,372
Donations	7,449	46,002
Lease expense	71,148	7,534
Insurance	90,613	(80,934)
	2,382,225	2,170,149

12. Related party transactions and balances

Compensation of key management personnel includes the CEO, COO, CSO, and CFO:

	August 31, 2024	August 31, 2023
	$	$
Salaries, Wages and benefits	776,278	522,916
Share-based compensation	-	28,989

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

13. Deferred government grant

The Company was eligible for the Government of Canada Scientific Research and Experimental Development (SRED) program up to November 3, 2023. The Company has accrued $93,226 of SRED receivable as at August 31, 2024, which is recognized in trades and other receivables in the consolidated balance sheet. A portion of the funds received is related to costs that have been capitalized for the development of internally generated software recognized as intangible asset in Note 6 as such $491,251 (August 31, 2023 – $699,627) of the balance received and accrued is recognized as deferred government incentive balance and will be recognized as recovery in the consolidated statement of operations and comprehensive loss over the useful life of the intangible assets. As at August 31, 2024, $97,646, (August 31, 2023 $591,480) was recognized as recovery of operating expenses in the consolidated statement of operations and comprehensive loss.

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

The maximum credit exposure at August 31, 2024 is the carrying amount of cash and trade receivables. The Company’s exposure to credit risk is considered to be low, given the size and nature of the various counterparties involved and their history of performance.

The Company has not historically incurred any significant credit loss in respect of its trade receivables. Based on consideration of all possible default events over the assets’ contractual lifetime, the expected credit loss in respect of the Company’s trade receivables was minimal as at August 31, 2024 and August 31, 2023.

b)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates. The Company does not have any variable interest-bearing debt.

c)	Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach in managing liquidity is to ensure, to the extent possible, that it will have sufficient liquidity to meet its liabilities when due, by continuously monitoring actual and forecasted cash flows, refer to Going Concern in Note 1.

d)	Management of capital

The Company’s objective of managing capital, comprising of shareholders’ equity, is to ensure its continued ability to operate as a going concern. The Company manages its capital structure and makes changes to it based on economic conditions.

Management and the Board of Directors review the Company’s capital management approach on an ongoing basis and believe this approach, given the relative size of the Company, is reasonable. The Company is not subject to externally imposed capital requirements. The Company’s capital management objectives, policies and processes have remained unchanged during the year ended August 31, 2024.

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2024 and 2023

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

See note 10 related to lease commitments.

16. Disaggregation of revenue

	Year ended
	August 31, 2024	August 31, 2023
	$	$
Gross Billing	16,264,172	15,026,896
Commission expense	14,895,885	13,931,836
Revenue	1,368,287	1,095,060

Subscription revenue	738,697	736,708
Other revenue	320,505	332,448
Sponsorship revenue	107,741	189,968
Underwriting revenue	153,757	148,080
Total revenue	2,688,987	2,502,264

17. Loan

The Company entered into a loan on July 31, 2023, with a one-year term and maturity date of July 31, 2024. The Company obtained a loan of $430,098 with an annual compounded interest rate of 12% per annum. The Company paid a 2% advance fee to obtain the loan as at August 31, 2023. The Company received an additional advance of $87,369 related to the Loan during the year ended August 31, 2024. The Company obtained the loan based on the qualified SRED amount to be obtained for fiscal year 2023 and August 31, 2024, noted in Note 13. The loan was settled in full during March 2024. The interest on loan is shown separately in consolidated statements of cash flow.

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

The conversion feature of the note was not clearly and closely related to the debt and should be recognized as a derivative liability. The Company determined that the estimate fair value of the derivative liability is $76,543. The prepayment option was not clearly and closely related to the debt and should be recognized a derivative liability. The Company determined the estimated fair value of the prepayment option to be $nil.

The Company incurred debt issuance cost of $94,687 which was applied against the principal of the debt. The debt component of the convertible debt was valued using the effective interest method, based on an estimated effective interest of 46%.

During the year ended August 31, 2024, the Company incurred interest of $4,411 recognized in interest expense in the consolidated statement of operations and comprehensive loss accretion expense of $223,059 recognized in the consolidated statement of operations and comprehensive loss.

The convertible note was converted into shares in July 2024. Company issued 501,874 shares against the convertible note and the accrued interest thereon.

19. Income taxes

The reconciliation of the combined federal and state income tax rate of 26.5% (2023 – 26.5%) to the effective tax rate is as follows:

	August 31, 2024	August 31, 2023
(Loss) before recovery of income taxes	(4,102,659)	(2,809,037)

Expected income tax (recovery) expense	(1,087,200)	(744,395)
Non-deductible expenses	112,110	45,338
Share issuance cost booked directly to equity	(219,330)	-
Valuation Allowance	1,194,420	699,057
Income tax expense (recovery)	-	-

Deferred income taxes

The following table summarizes the component of deferred tax

	August 31, 2024	August 31, 2023
Deferred tax assets
Intangible assets	54,750	-
Finance lease liabilities	258,930	293,610
Convertible debentures	6,550	-
Investments	5,240	3,930
Share issuance costs	413,950	435,920
Operating tax losses carried forward	2,633,950	1,844,180
SR&ED Pool from T661	271,750	67,560
Charitable donations carryforward	28,010	29,000
	3,673,130	2,674,200
Valuation allowance	(3,440,100)	(2,266,630)
Total net deferred tax assets	233,030	407,570

Deferred tax liabilities

Property, plant and equipment	(13,430)	(41,190)
Right of use assets	(219,600)	(254,500)
Intangible assets	-	(110,960)
Loan	-	(920)
	(233,030)	(407,570)

Net deferred tax liability	-	-

The Canadian operating tax loss carry forward expire in 2044. The remaining deductible temporary differences may be carried forward indefinitely.

The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination based on the technical merits of the position. For the year ended August 31, 2024, the Company had no material unrecognized tax benefits, and based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next 12 months.

20. Subsequent events

Company entered into a short term loan agreement for $525,000 during the month of October 2024. The loan has $25,000 adminstrative fee at the time of disbursement.

On November 14, 2024, Company issued 382,667 ordinary shares at the purchase price of $0.60 per share. Further Company also issued 1,284,000 Pre-funded Warrants at the price of $0.5999. Total gross proceeds from offering was $999,871

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of North York, Province of Ontario, Canada on December 20, 2024.

PINEAPPLE FINANCIAL INC.

By:	/s/ Shubha Dasgupta
Shubha Dasgupta
Chief Executive Officer

By:	/s/ Sarfraz Habib
Sarfraz Habib
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shubha Dasgupta	Chief Executive Officer	December 20, 2024
Shubha Dasgupta	(Principal Executive Officer)

/s/ Sarfraz Habib	Chief Financial Officer	December 20, 2024
Sarfraz Habib	(Principal Accounting and Financial Officer)

/s/ Kendall Marin	President; Chief Operating Officer; and Director	December 20, 2024
Kendall Marin

/s/ Drew Green	Chairman of the Board	December 20, 2024
Drew Green

/s/ Paul Baron	Director	December 20, 2024
Paul Baron

/s/ Tasis Giannoukakis	Director	December 20, 2024
Tasis Giannoukakis

/s/ Nima Besharat	Director	December 20, 2024
Nima Besharat

65