Form 10-Q
period 2024-11-30
Pineapple Financial Inc.
filed 2025-01-21
CIK 1938109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.

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

The number of shares of the registrant’s common stock issued and outstanding, as of January 20, 2025 was 8,808,019.

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

1

Pineapple Financial Inc.

Condensed Interim Consolidated Financial Statements (Unaudited)

For the three month period ended November 30, 2024

(Expressed in US Dollars)

Pineapple Financial Inc.

Condensed Interim Consolidated Balance Sheets - Unaudited

(Expressed in US Dollars)

As at:		November 30, 2024	August 31, 2024
Assets
Current assets
Cash		$619,581	$580,356
Trade and other receivables	Note 13	182,526	155,224
Prepaid expenses and deposits		154,983	157,911
		957,090	893,491

Investment	Note 4	9,671	10,042
Right-of-use asset	Note 10	765,643	828,674
Property and equipment	Note 5	125,665	152,610
Intangible assets	Note 6	2,279,083	2,211,775
		$4,137,152	$4,096,592

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities		$1,091,800	$1,125,477
Deferred revenue		45,683	111,921
Short term loan	Note 17	490,958	-
Current portion of lease liability	Note 10	158,259	161,508
		1,786,700	1,398,906

Deferred government incentive	Note 13	446,015	491,251
Lease liability	Note 10	743,624	815,599
Warrant liability	Note 8	8,911	41,520
		$2,985,250	$2,747,276

Shareholders’ Equity
Common shares, no par value; unlimited authorized; 8,808,020 issued and outstanding shares as of November 30, 2024 and 8,425,353 as at August 31, 2024.	Note 7	8,727,906	8,559,856
Additional paid-in capital	Note 8,9	3,519,725	2,955,944
Accumulated other comprehensive loss		(680,861)	(408,510)
Accumulated deficit		(10,414,868)	(9,757,974)
		1,151,902	1,349,316
		$4,137,152	$4,096,592

Description of business (note 1)
Contingencies and commitments (note 15)
Subsequent events (note 18)
Approved on behalf of Board of Directors

“Shuba Dasgupta”	“Drew Green”

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss - Unaudited

(Expressed in US Dollars)

		Three Months Ended
For the period ended		November 30, 2024	November 30, 2023
		(Unaudited)	(Unaudited)
Revenue	Note 16	$766,074	$569,355
Expenses
Selling, general and administrative	Note 11	417,406	560,151
Advertising and Marketing		273,009	133,470
Salaries, wages and benefits		436,365	644,273
Interest expense and bank charges		174,505	21,407
Depreciation and amortization	Note 5,6,10	185,523	137,427
Government Incentive	Note 13	(27,219)	(51,047)
Total expenses		$1,459,589	$1,445,681

Loss from operations		(693,515)	(876,326)
Foreign exchange gain (loss)		5,089	(10,691)
Gain on change in fair value of warrant liability	Note 8	31,532	(10,740)
Loss before income taxes		$(656,894)	$(897,757)

Net loss		(656,894)	(897,757)
Foreign currency translation adjustment		(272,351)	24,578

Net loss and comprehensive loss		$(929,245)	$(873,179)

Loss per share - basic and diluted		$(0.13)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted		7,145,939	6,566,594

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity - Unaudited

(Expressed in US Dollars)

		Additional	Accumulated
	Common	Paid in	other	Accumulated	Total
	Shares	Capital	comprehensive	(deficit)	shareholders’
	(note 7)	(note 8 and 9)	loss	earnings	equity
	$	$	$	$	$
Balance, August 31, 2023	4,903,031	2,955,944	(417,727)	(5,655,315)	1,785,933

Shares issued on Initial Public offering on November 3, 2023	2,751,937	-	-	-	2,751,937
Warrants issued related to Initial Public Offering	(48,283)	-	-	-	(48,283)
Foreign exchange translation	-	-	24,578	-	24,578
Net loss	-	-	-	(897,757)	(897,757)
Balance, November 30, 2023	7,606,685	2,955,944	(393,149)	(6,553,072)	3,616,408

Balance, August 31, 2024	8,559,856	2,955,944	(408,510)	(9,757,974)	1,349,316

Shares issued against S3	168,050		-	-	168,050
Shares against pre-funded warrants		563,781	-	-	563,781
Foreign exchange translation	-	-	(272,351)	-	(272,351)
Net loss	-	-	-	(656,894)	(656,894)
Balance, November 30, 2024	8,727,906	3,519,725	(680,861)	(10,414,868)	1,151,902

The accompanying notes are an integral part of these consolidated unaudited condensed interim financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Cash Flow - Unaudited

(Expressed in US Dollars)

		Three Months Ended
		November 30, 2024	November 30, 2023
For the period ended:		(Unaudited)	(Unaudited)
		$	$
Cash provided by (used for) the following activities

Operating activities
Net loss for the three months		(656,894)	(897,757)
Adjustments for the following non-cash items:
Depreciation of property and equipment	Note 5	21,618	15,067
Amortization of intangible assets	Note 6	131,030	89,483
Depreciation on right of use asset	Note 10	32,874	32,877
Interest expense on lease liability	Note 10	13,921	(16,179)
Change in fair value of warrant liability		(31,532)	(10,740)
Foreign exchange gain (loss)		(5,089)	(10,691)
Net changes in non-cash working capital balances:
Trade and other receivables		(27,302)	(112,290)
Prepaid expenses and deposits		2,928	11,974
Accounts payable and accrued liabilities		(33,677)	(124,526)
Deferred government incentive		(45,236)	-
Deferred revenue		(66,238)	-
		(663,597)	(1,022,782)

Financing activities
Share capital issuance	Note 7	168,050	2,731,658
Additional share capital issued		563,781	-
Proceed from loan	Note 17	525,000	87,369
Repayment of loan		(15,196)	-
Repayment of lease obligations	Note 10	(53,599)	(40,633)
		1,188,036	2,778,394

Investing activities
Additions to intangible assets	Note 6	(282,298)	(266,825)
Additions to property and equipment	Note 5	-	(2,032)
		(282,298)	(268,857)

Net change in cash		242,141	1,486,755
Effect of changes in foreign exchange rates		(202,916)	134,418
Cash, beginning of period		580,356	720,365
Cash, end of the period		619,581	2,341,537

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2024 - Unaudited

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

Impact from the global inflationary pressures leading to higher interest rates

During the first quarter of 2025, inflationary pressures were eased to a greater extent, and central banks worldwide started decreasing their interest rates. However, interest rates are still high compared to the year 2022. The real estate market has started showing some improvement, but inflation is down from the year 2022 but still not as per target. This led to uncertainty around the business. The Company determined that there were no material expectations of increased credit losses and no material indicators of impairment of long-term assets.

Going Concern

The Company continues to focus its efforts predominantly on research and development activities. During this process, it has incurred significant operating losses, a trend expected to persist for the foreseeable future. As of November 30, 2024, the Company reported an accumulated deficit of $10,414,868 compared to $9,757,974 as of August 31, 2024. Negative cash flows from operating activities amounted to $663,597 during the three months ended November 30, 2024, down from $1,022,782 in the prior corresponding period.

To sustain its operations during the three month period end November 30, 2024, the Company raised grossly $0.230 million through issuance of common shares, $0.771 million through pre-funded warrants before and short term loan of $0.525 million. It is also exploring additional capital and financing sources such as director’s loan while managing existing working capital resources. However, the Company’s ability to continue as a going concern is subject to its capacity to achieve future profitability and secure the necessary funding to meet obligations as they arise. The uncertainty surrounding its ability to raise financial capital and generate profitable operations raises substantial doubt about its ability to continue as a going concern.

These condensed interim consolidated financial statements do not include adjustments that might be necessary should the Company be unable to continue as a going concern. For further details on financing raised raised after quarter end, see Note 20.

The consolidated financial statements were authorized for issue by the Board of Directors on January 20, 2025

2. Significant accounting policies

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

All financial information is presented in US Dollars (“USD”) as the Company’s presentation currency and functional currency is in Canadian Dollars (“CAD”). The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual year-end consolidated financial statements for the year ended August 31, 2024. It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim period has been made, and all adjustments are of a recurring nature or a description of the nature of and any amount of any adjustments other than normal recurring nature has been stated. Sufficient disclosures have been so as to not make the interim financial information misleading. There are no prior-period adjustments in these condensed interim consolidated financial statements.

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2024 - Unaudited

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2024 - Unaudited

(Expressed in US Dollars)

3. Significant accounting judgments, estimates and assumptions

The preparation of condensed interim consolidated financial statements requires the directors and management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, and revenue and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.

The following are the critical estimates and judgments applied by management that most significantly affect the Company’s condensed interim consolidated financial statements  . Uncertainty about these assumptions and estimates could result in outcomes that require a material adjustment to the carrying amount of assets or liabilities affected in future periods.

Investments (level 3)

Where the fair values of financial assets and financial liabilities recorded on the condensed interim consolidated statements of financial position, cannot be derived from active markets, they are determined using a variety of valuation techniques. The inputs to these models are derived from observable market data where possible; where observable market data is not available, Management’s judgment is required to establish fair values.

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

Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed interim consolidated financial statements and accompanying notes. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, and the reported amount of expenses during the reporting periods. Actual results could differ from those estimates.

Going Concern

Preparation of the condensed interim consolidated financial statement on a going concern basis, which contemplates the realization of assets and payments of liabilities in the ordinary course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets, including its intangible assets and to meet its liabilities as they become due.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2024 - Unaudited

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

4. Investment

During the year ended August 31, 2021, the Company purchased an investment in a private company. The Company holds a 5% interest with no significant influence. The investment is recorded at FVTPL using level 3 inputs. As at November 30, 2024, the Company recognized a $Nil change in fair value (2024- $Nil). Change in fair value during the current period due to foreign exchange translation.

5. Property and equipment

The Company’s property and equipment consist of equipment, furniture, IT equipment, leasehold improvements and laptops.

Property and equipment
Cost
Balance, August 31, 2023	$349,283
Additions	4,991
Translation adjustment	569
Balance, August 31, 2024	$355,576
Translation adjustment	(13,145)
Balance, November 30, 2024	$342,431

Accumulated depreciation
Balance, August 31, 2023	$107,192
Depreciation	87,803
Translation adjustment	7,971
Balance, August 31, 2024	$202,966
Depreciation	21,618
Translation adjustment	(7,818)
Balance, November 30, 2024	$216,766

Net carrying value
November 30, 2024	$125,665
August 31, 2024	$152,610

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2024 - Unaudited

(Expressed in US Dollars)

6. Intangible assets

During the current period, the Company capitalized development costs related to internally generated software classified as intangible assets.

Intangible assets
Cost
Balance, August 31, 2023	$2,057,525
Additions	1,112,399
Translation adjustment	(1,794)
Balance, August 31, 2024	$3,168,130
Additions	282,298
Translation adjustment	(121,214)
Balance, November 30, 2024	$3,329,214

Accumulated amortization
Balance, August 31, 2023	$338,571
Amortization	616,532
Translation adjustment	1,252
Balance, August 31, 2024	$956,355
Amortization	131,030
Translation adjustment	(37,254)
Balance, November 30, 2024	$1,050,131

Net carrying value
November 30, 2024	$2,279,083
August 31, 2024	$2,211,775

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2024 - Unaudited

(Expressed in US Dollars)

7. Share capital

Authorized share capital

The authorized share capital of the Company consists of an unlimited number of common shares with no par value.

	#	$
Balance, August 31, 2023	6,306,979	4,903,031

Issuance of Common Shares on Initial Public Offering	875,000	3,500,000
Issuance of Common Share against Conversion Note	501,875	465,680
Issuance of Common Shares on Equity Purchase Agreement	741,499	487,491
Share Issuance Costs	-	(748,063)
Warrants issued	-	(48,283)
Balance, August 31, 2024	8,425,353	8,559,856

Issuance of Common Shares against S3	382,667	232,708
Shares Issuance Costs	-	(64,658)

Balance, November 30, 2024	8,808,020	8,727,906

During the period the Company issued 382,667 common shares through S3 and 1,284,000 pre-funded warrants. These warrants are convertible into common shares at the price of $0.0001 per share and are included in the additional paid in capital of the Company.

We also offered to each purchaser whose purchase of Shares in this offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of our outstanding common shares immediately following the consummation of this offering, the opportunity to purchase, if the purchaser so chooses, pre-funded warrants to purchase up to 1,240,000 common shares (the “Pre-Funded Warrants”), in lieu of common shares, pursuant to this prospectus supplement and accompanying prospectus. Each Pre-Funded Warrant will be exercisable for one Share.

Our common shares are listed on the NYSE American under the symbol “PAPL.” On November 12, 2024, the last reported sale price of our common shares was $0.78 per share.

As of November 12, 2024, the aggregate market value of our outstanding common shares held by non-affiliates was approximately $3.98 million, calculated at a price per share of $0.81, the last reported sale price of our common shares on September 19, 2024, and based on 8,425,352 common shares outstanding, of which aggregate outstanding common shares, 4,912,531 shares are held by non-affiliates. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value exceeding one-third of the aggregate market value of our common shares held by non-affiliates in any 12-month period, so long as the aggregate market value of our outstanding common held by non-affiliates remains below $75 million.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2024 - Unaudited

(Expressed in US Dollars)

8. Warrants

a)	Common Share purchase warrant

	#	$
Balance, August 31, 2024	1,652,988	2,955,944
Balance, November 30, 2024	1,652,988	2,955,944

b)	Pre-funded warrant

Pre-funded warrant issued	1,284,000	780,697
Direct cost	-	(216,916)
Balance, November 30, 2024	1,284,000	563,781

c)	Warrant Liability

As noted in Note 7 above on November 3, 2023, the Company issued 26,250 warrants at an exercise price of $4 with an expiry date of October 31, 2028 and on May 10, 2024 the Company entered into a convertible debt transaction and also issued 1,000,000 warrants at an exercise price of $5 with an expiry date of February 10, 2025. As per ASC 815 the instruments did not meet the criteria to be classified as equity instruments as such were classified as a financial liability. Below is the continuity of the warrant liability valuation.

The warrants issued on November 3, 2023 were valued using the Black-Scholes method with the share price of $1.86, exercise price of $4, term of 5 years, risk free rate of 3.79% and volatility of 142% at issuance and share price of $1.15, exercise price of $4, term of 4.42 years, risk free rate of 3.79% and volatility of 142% as at November 30, 2024.

The warrants issued in May 2024 were valued using the Black-Scholes method with the share price of $1.29, exercise price of $5, term of 6 months, risk free rate of 3.79%, credit spread of 31.46% and volatility of 104% at issuance and share price of $1.94, exercise price of $4, term of 6 months, risk free rate of 4.79%, credit spread of 31.55% and volatility of 104% as at November 30, 2024.

we have agreed to sell to a certain purchaser common share warrants to purchase up to 1,666,667 common shares in connection with this offering. These common share warrants shall be exercisable six months from the issuance at an exercise price of $0.60 per share and will expire 5.5 years from the date of issuance. The warrants will only be sold pursuant to an effective registration statement under the Securities Act and are not being offered pursuant to this prospectus supplement and the accompanying prospectus.

The purchase price of each Pre-Funded Warrant is $0.5999, which is equal to the price per share at which the Shares are being sold, minus $0.0001, the exercise price of each Pre-Funded Warrant. The Pre-Funded Warrants will be immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. This prospectus supplement also relates to the common shares issuable upon exercise of any Pre-Funded Warrants.

	#	$
Balance at August 31, 2024	1,026,250	41,520
Issuance of warrants	-	-
Issuance of warrants related to the convertible debt	-	-
Change in fair value of warrant liability		(31,532)
Translation adjustment		(1,077)
Fair Value of Warrants at November 30, 2024	1,026,250	8,911

As at November 30, 2024, the warrants have no intrinsic value (August 31, 2024 – nil).

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2024 - Unaudited

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

Options granted on June 14, 2021, vest over a 2-year period whereby 25% of the options granted vested on the date of grant, and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of stock options granted was $1,317,155. A total stock-based compensation expense was recognized of $Nil for the three months period ended November 30, 2024 (August 31, 2024 - $Nil).

The following reconciles the options outstanding at the beginning and end of the period that were granted to eligible participants pursuant to the Plan:

	November 30, 2024		August 31, 2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	#	$	#	$
Balance, beginning of period	565,689	3.61	565,689	3.72
Forfeited during the period	-	-	-	-
Balance as at period end	565,689	3.61	565,689	3.61
Exercisable as at period end	565,689	3.61	565,689	3.61

As at November 30, 2024, the options have no intrinsic value (August 31, 2024 – nil). As at November 30, 2024, all options are exercisable with a weighted average remaining life of 1.6 years (August 31, 2024 – 1.8 years)

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2024 - Unaudited

(Expressed in US Dollars)

10. Right-of-use asset and lease liability

The Company leases all its office premises in Ontario and British Columbia, Canada. The total lease area is 13,262 sq. ft. The Company acquired a 1,454 square feet premise lease in British Columbia commencing August 1, 2023 and expiring on July 31, 2028. The Company recognized a right-of-use asset and corresponding lease liability in respect of this lease. The lease liability was measured at the present value of the remaining lease payments, discounted using the Company’s estimated incremental borrowing rate as at September 1, 2017 (date of initial application), estimated to be 6%. The right-of-use asset was measured at an amount equal to the lease liability, adjusted by the amount of any prepaid or accrued lease payments relating to that lease recognized in the   balance sheet immediately before the date of initial application.

The following schedule shows the movement in the Company’s right-of-use asset:

Right-of-use asset

Cost
Balance, August 31, 2023	$1,177,721
Translation adjustment	(42,737)
Balance, August 31, 2024	1,134,984
Translation adjustment	(35,706)
Balance, November 30, 2024	$1,099,278

The right-of-use asset is being depreciated on a straight-line basis over the remaining lease term.

Accumulated Depreciation
Balance, August 31, 2023	$217,344
Depreciation	134,508
Translation adjustment	(45,543)
Balance, August 30, 2024	$306,310
Depreciation	32,874
Translation adjustment	(5,549)
Balance, November 30, 2024	$333,635

Carrying Amount
November 30, 2024	$765,643
August 31, 2024	$828,674

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2024 - Unaudited

(Expressed in US Dollars)

10. Right-of-use asset and lease liability (continued)

The following schedule shows the movement in the Company’s lease liability during the period:

	November 30, 2024	August 31, 2024

Balance, beginning of period	$977,107	$1,107,961
Interest Expense	13,921	62,604
Lease payments	(53,599)	(196,703)
Translation Adjustment	(35,546)	3,245
Balance, end of period	$901,883	$977,107

Current	158,259	161,508
Non-Current	743,624	815,599
	$901,883	$977,107

The following table provides a maturity analysis of the Company’s lease liability. The amounts disclosed in the maturity analysis are the contractual undiscounted cash flows before deducting interest or finance charges:

2025	209,596
2026	210,950
2027	211,015
2028	220,773
2029	196,920
2030	82,050
$1,131,304

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2024 - Unaudited

(Expressed in US Dollars)

11. Expenses

The following table provides a breakdown of the selling, general and administrative:

	Three months ended
	November 30, 2024	November 30, 2023
	$	$
Software Subscription	219,908	180,920
Office and general	45,571	68,121
Professional fees	29,275	-
Dues and Subscriptions	31,600	40,031
Rent	31,610	45,745
Consulting fees	9,679	166,313
Travel	20,589	39,177
Donations	652	476
Lease expense	1,045	16,104
Insurance	27,477	3,264
	417,406	560,151

12. Related party transactions and balances

Compensation of key management personnel includes the CEO, COO, CSO, and CFO:

	November 30, 2024	November 30, 2023
	$	$
Salaries, Wages and benefits	176,000	201,729
Share-based compensation	-	28,989

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2024 - Unaudited

(Expressed in US Dollars)

13. Deferred government grant

The Company was eligible for the Government of Canada Scientific Research and Experimental Development (SRED) program up to November 3, 2023. The Company has accrued $92,745 of SRED receivable as at November 30, 2024, which is recognized in trades and other receivables in the consolidated balance sheet. A portion of the funds received is related to costs that have been capitalized for the development of internally generated software recognized as intangible asset in Note 6. As at November 30, 2024, $27,219, (November 30, 2023 $51,047) was recognized as recovery of operating expenses in the consolidated statement of operations and comprehensive loss.

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

The maximum credit exposure at November 30, 2024 is the carrying amount of cash and trade receivables. The Company’s exposure to credit risk is considered to be low, given the size and nature of the various counterparties involved and their history of performance.

The Company has not historically incurred any significant credit loss in respect of its trade receivables. Based on consideration of all possible default events over the assets’ contractual lifetime, the expected credit loss in respect of the Company’s trade receivables was minimal as at November 30, 2024 and August 31, 2024.

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

Management and the Board of Directors review the Company’s capital management approach on an ongoing basis and believe this approach, given the relative size of the Company, is reasonable. The Company is not subject to externally imposed capital requirements. The Company’s capital management objectives, policies and processes have remained unchanged during the period ended November 30, 2024.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended November 30, 2024 - Unaudited

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

See note 10 related to lease commitments.

16. Disaggregation of revenue

	Three months ended
	November 30, 2024	November 30, 2023
	$	$
Gross Billing	4,405,908	3,873,320
Commission expense	3,991,626	3,600,073
Revenue	414,282	273,247

Subscription revenue	182,180	183,245
Other revenue	51,005	70,757
Sponsorship revenue	91,264	-
Underwriting revenue	27,343	42,106
Total revenue	766,074	569,355

17. Loan

The Company entered into a loan on October 22, 2024 for short term loan of $525,000. The loan is unsecured and the repayable by May 08, 2025. The loan is repayable at the multiple of 1.44.

18. Subsequent events

Company’s directors are committed to contribute towards the working capital and uptill now CA$850,000 were already deposited into company’s accounts. This is unsecured short-term loan, carries interest at the rate of 12 percent per annum.

Company has repaid the loan obtained on October 22, 2024 with interest on Dec 27, 2024.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Please read the following management’s discussion and analysis of our financial condition and results of operations, along with our condensed interim consolidated financial statements and the related notes and other information included in this Quarter Report on Form 10-Q. It is important to note that this discussion and analysis contain forward-looking statements with certain risks and uncertainties. These risks and uncertainties could cause our results to differ materially from anticipated in these forward-looking statements. You can find more information about these risks and uncertainties under the heading “Special Note Regarding Forward-Looking Statements” in Part I and elsewhere in this Form 10- Q.

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

Objective

In this section, we provide an analysis of the Company’s financial condition, cash flows, and results of operations from management’s perspective. We recommend you read this with the condensed interim consolidated financial statements and notes in Part II, Item 8 of this Annual Report on Form 10Q.

Executive Summary

We are a fintech company based in Ontario, Canada. Our tech-driven businesses focus on mortgages and insurance. Our goal is to provide clients with an industry-leading experience through our trusted digital solutions, which are simple and fast.

Recent Developments

Business Trends

During 2022 and 2023, the Bank of Canada raised the prime rate multiple times to combat inflationary pressures, resulting in a significant rise in mortgage interest rates. However, starting in mid-2024, the Bank of Canada reduced the policy rate by 1.75% to stabilize the economy and improve affordability. Despite this adjustment, high mortgage rates and ongoing economic uncertainty continued to suppress demand for mortgage originations in 2024. Although the market is beginning to show signs of recovery due to renewed consumer confidence, the overall mortgage origination market remains constrained compared to levels seen before 2022.

Summary of the three months Ended November 30, 2024.

During the three-month period ending November 30, 2024, we generated $424.076 million in residential mortgage loans, an increase from $386.777 million in the previous three months ending November 30, 2023. This amount reflects an increase of $37.299 million, or 9.64%, compared to the same period ending November 30, 2023. Our net loss was $0.657 million for the three months ending November 30, 2024, compared to a loss of $0.898 million recorded in the corresponding period ending November 30, 2023.

Key Performance Indicators

As part of our business operations, we closely track several key performance indicators (KPIs) that help us measure our performance. For example, we can evaluate our ability to generate revenue by monitoring our loan production KPIs and comparing our performance to that of the mortgage origination market. Additionally, we use KPIs related to our technology setup and underwriting processes to assess our performance further.

	Three months period Ended November 30,
	2024	2023	2022
Mortgage volume	424,076,207	381,987,099	386,777,717
Gross billing	4,405,908	3,873,320	4,308,609
Commission expense	3,991,626	3,570,110	3,654,284
Net sales revenue	414,282	303,210	654,325
Underwriting revenue	27,343	42,106	49,813
Subscription revenue	182,180	183,245	187,886
Other income	142,269	70,758	-

Our revenue sources include lender commissions, underwriting revenue, membership fees from mortgage agents, and other income.

Gross Billing Revenue:

Gross billing revenue refers to commissions collected from financial institutions with which the Company has contracts. The Company’s gross billing is based on a percentage of the mortgage amount funded between individuals referred by the Company and the financial institutions providing the mortgage. We serve as an agent in these transactions by offering a platform for other parties to deliver services to the end-user. For each contract with a customer, the Company identifies the contract, recognizes the performance obligations, determines the transaction price for each distinct performance obligation based on the relative stand-alone selling price of the goods or services to be delivered, and acknowledges revenue when each performance obligation is fulfilled in a manner that reflects the transfer of goods or services promised to the customer. The Company recognizes revenue when: there is a contract with a lender party and agent broker, the contract specifies the use of the platform service to finalize a mortgage deal, the mortgage deal is completed with the lending financial institution, and commissions are paid by the lending institution based on various criteria of the mortgage deal, including but not limited to interest rates available at that time, term, seasonality, collateral, income, purpose, and so forth. Revenue is measured at the fair value of the consideration received or receivable, representing amounts due for services provided in the normal course of business. Revenue is recognized at the end of the transaction upon the completion of all the actions listed above. A typical transaction incurs a commission fee payable to Pineapple Financial Inc.

Subscription Revenue:

Users can access and use our technology platform, MyPineapple, for a flat monthly service fee of $117. In exchange for this fee, MyPineapple users gain access to a network management system that enables them to perform back-office procedures more efficiently and effectively. This platform allows them to process the previously mentioned deal, prepare it, and complete the package for submission to the financial institution for funding. We have a robust user base that has experienced significant growth since our inception. Revenue is recognized at the beginning of the month when users are invoiced and pay the fee.

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

Comparison of the three months years ended November 30, 2024 and 2023

Period Ended	November 30, 2024 ($)	November 30, 2023 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Gross Billing	4,791,402	4,560,981	230,421	5.05
Commission	4,025,328	3,991,626	33,702	0.84
Revenue	766,074	$569,355	196,719	34.55
Expenses
Selling, general and administrative	417,406	560,151	(142,745)	(25.48)
Advertising and Marketing	273,009	133,470	139,539	104.55
Salaries, wages and benefits	436,365	644,273	207,908	(32.27)
Interest expense and bank charges	174,505	21,407	153,098	715.18
Depreciation	185,523	137,427	48,096	35.00
Government Incentive	(27,219)	(51,047	23,828	(46.68)
Total expense	1,459,588	$1,445,681	13,908	0.96
Loss from operations	(693,513)	(876,326)	(182,811)	(20.86)
Foreign exchange gain (loss)	(5,089)	(10,691)	(5,602)	(52.40)
Gain(loss) on change in fair value of warrant liability	(31,532)	(10,740)	20,792	193.59
Loss before income taxes	(656,894)	$(897,757)	240,863	26.83
Loss after income taxes	(656,894)	(897,757)

Revenue

Gross billings increased from $4.560 million for the three-month period ending November 30, 2023, to $4.791 million for the three-month period ending November 30, 2024, reflecting a year-over-year rise of 5.05%. To address high inflation, the Bank of Canada raised its policy rate from 2.5% on September 1, 2022, to 5.0% by August 31, 2023. However, starting June 5, 2024, the Bank of Canada began to cut rates, decreasing the policy rate by 175 basis points to 3.25%. While this reduction may boost consumer confidence, the real estate market remains sluggish, resulting in fewer real estate transactions and a decline in mortgage activity.

Revenue for the three-month period ending November 30, 2024, increased to $766,074 from $569,355 in the three-month period ending November 30, 2023, representing a 34.55% growth quarter-over-quarter. This increase is primarily driven by the Company’s strategic focus on enhancing profit margins by onboarding high-margin agents. These agents contributed to a favorable shift in the revenue mix, resulting in improved profitability. Moreover, the Company’s efforts to optimize its software offerings have supported customer satisfaction and retention, allowing the business to grow steadily despite challenges in the broader mortgage origination market. This growth underscores the Company’s ability to prioritize high-margin opportunities while maintaining operational resilience.

Cost of gross billing

The cost of revenue rose to $4.025 million for the three months ended November 30, 2024, compared to $3.992 million for the same period ended November 30, 2023. This increase corresponds with gross billing growth and reflects higher transaction volumes. Furthermore, the cost increase results from the company’s strategic emphasis on utilizing high-volume agents to drive business. These agents usually operate at lower margins but produce higher transaction volumes, leading to increased variable costs.

Selling, General and Administrative Expenses.

The breakdown of selling, general and administrative expenses are as follows:

	Three months period ended
Period Ended	November 30, 2024 ($)	November 30, 2023 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Software subscription	219,908	180,920	39,988	21.55
Office and general	45,571	68,121	(22,550)	(33.10)
Professional fee	29,275	-	29,275	100.00
Dues and subscription	31,600	40,031	(8,431)	(21.06)
Rent	31,610	45,745	(14,135)	(30.90)
Consulting fee	9,679	166,313	(156,634)	(94.18)
Travel	20,589	39,177	(18,588)	(47.45)
Donations	652	476	176	36.97
Lease expense	1,045	16,104	(15,059)	(93.51)
Insurance	27,477	3,264)	24,213	741.82
	417,406	560,151	(142,745)	(25.48)

Selling, general, and administrative expenses decreased by $142,745 (25.48%), from $560,151 for the three months ending November 30, 2023, to $417,406 for the three months ending November 30, 2024. This reduction reflects the Company’s targeted efforts to control costs and optimize resource allocation in response to challenging economic conditions. By maintaining essential operational expenditures while streamlining non-critical spending, the Company demonstrates its commitment to financial discipline and efficiency, ensuring ongoing support for core business functions and strategic growth initiatives.

Software subscription expenses increased by $39,988 (21.55%), from $180,920 during the three months ended November 30, 2023, to $219,908 during the three months ended November 30, 2024. This increase was primarily driven by the Company’s ongoing efforts to enhance its proprietary software, which required the integration of third-party subscription tools to ensure compliance with industry standards and meet client expectations. These external subscriptions have played a pivotal role in supporting the development process. As the proprietary software nears completion, the reliance on third-party tools is expected to diminish, resulting in long-term cost optimization and increased operational efficiency.

Office and general expenses decreased by $22,550 (33.10%), from $68,121 during the three months ended November 30, 2023, to $45,571 during the three months ended November 30, 2024. This reduction reflects the Company’s proactive measures to streamline administrative expenses and mitigate the impact of inflationary pressures. These cost-control efforts have allowed the Company to maintain operational efficiency while optimizing resource allocation.

Professional fees increased by $29,275 (100.00%), from $Nil during the three months ended November 30, 2023, to $29,275 during the three months ended November 30, 2024. This increase is primarily driven by post-IPO-related expenses following the Company’s listing on November 3, 2023. The rise in costs reflects higher legal, accounting, and advisory fees incurred to meet public company compliance requirements and support the Company’s ongoing regulatory and operational obligations.

Dues and subscriptions decreased by $8,431 (21.06%), from $40,031 during the three months ended November 30, 2023, to $31,600 during the three months ended November 30, 2024. This decline reflects the Company’s efforts to optimize membership costs and reduce non-essential subscription expenses, ensuring a more efficient allocation of resources.

Consulting fees saw a significant reduction of $156,634 (94.18%), decreasing from $166,313 during the three months ended November 30, 2023, to $9,679 during the three months ended November 30, 2024. This sharp decline is primarily a result of the completion of IPO-related projects in the prior year, which required considerable external consulting support. Additionally, the Company has strategically shifted toward relying on internal resources for post-IPO activities, aligning with its broader objective of streamlining recurring costs and enhancing long-term financial efficiency.

Travel expenses declined by $18,588 (47.45%), from $39,177 during the three months ended November 30, 2023, to $20,589 during the three months ended November 30, 2024. This decrease reflects the Company’s efforts to streamline travel-related activities, focusing on cost optimization and leveraging virtual meetings where possible to minimize expenses while maintaining operational effectiveness.

Expenses

	Three months period ended
Period Ended	November 30, 2024 ($)	November 30, 2023 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Advertising and marketing	273,009	133,470	139,539	104.55
Salaries, wages and benefits	436,365	644,273	(207,908)	(32.27)
Interest expense and bank charges	174,505	21,407	153,098	715.15
Depreciation	185,523	137,427	48,096	35.00
Government incentive	(27,219)	(51,047)	(23,828)	(46.68)

Advertising, marketing, and promotional expenses increased by $139,539 (104.55%), rising from $133,470 for the three months ended November 30, 2023, to $273,009 for the three months ended November 30, 2024. This rise was driven by the Company’s strategic initiatives aimed at enhancing agent retention and maintaining sales performance in the face of challenging economic and real estate market conditions. The Company also ramped up efforts to boost brand recognition and cultivate stronger connections with key stakeholders to safeguard market share during this time of economic uncertainty. These investments are expected to facilitate future growth as market dynamics stabilize and improve.

Salaries, wages, and benefits fell by $207,908 (32.27%), from $644,273 for the three months ending November 30, 2023, to $436,365 for the three months ending November 30, 2024. This drop reflects the Company’s strategic initiative to optimize workforce costs while maintaining essential operations and critical functions. The adjustment aligns compensation structures with current economic conditions and supports long-term financial sustainability. Despite this reduction, the Company remains dedicated to retaining top talent and providing competitive benefits, which are crucial for ensuring business continuity and fostering future growth.

Depreciation

Pineapple Financial remains focused on advancing its proprietary software to enhance its capabilities and align with evolving market needs. During the three months ended November 30, 2024, the Company capitalized $0.351 million as intangible assets, primarily consisting of salaries, wages, and benefits for employees directly involved in the software development process. This intentional investment reflects the Company’s commitment to driving innovation and sustaining long-term growth. The increase in intangible assets has also resulted in higher amortization expenses, illustrating the ongoing integration of these investments into the Company’s operations to deliver enhanced value to its clients and stakeholders.

Government based incentive

During the fiscal year ending August 31, 2023, the Company successfully claimed and received Scientific Research and Experimental Development (SR&ED) tax credits from the CRA for the fiscal years ending August 31, 2022, and August 31, 2021. These claims provided a valuable source of non-dilutive funding to support the Company’s innovation initiatives. However, following our IPO completion on November 3, 2023, the Company no longer qualifies for SR&ED tax credits under CRA regulations, leading to a decrease in credit recognition for the three months ending November 30, 2024. This change reflects the Company’s transition to publicly traded status, and we are actively exploring alternative funding opportunities to support ongoing research and development efforts.

Liquidity and Capital Resources

Our primary liquidity needs include working capital and capital expenditures, particularly those related to technological enhancements, investments in skilled personnel, and marketing services. These three categories have represented a significant share of our liquidity and capital resource demands throughout the year. We primarily rely on cash on hand and cash flows generated from our operations to satisfy these needs.

The following table summarizes our cash flows from operating, investing and financing activities:

	Three months period ended
Year Ended	November 30, 2024 ($)	November 30, 2023 ($)	Increase/ (Decrease) ($)
Cash (used) provided in operating activities	(663,597)	(1,022,782)	356,185
Cash (used) provided by financing activities	1,188,033	2,778,394	1,590,361
Cash (used) provided in investing activities	(282,298)	(268,857)	13,441
Cash at the end of the period	619,581	2,341,537	(1,721,956)

Net cash flow from (used in) operating activities

	Three months period ended
Description	November 30, 2024 ($)	November 30, 2023 ($)
Operating activities
Net loss	(656,894)	(897,757)
Adjustments for the following non-cash items:
Depreciation of property and equipment	21,618	15,067
Amortization of intangible assets	131,030	89,483
Depreciation on right of use asset	32,874	32,877
Interest expense on lease liability	13,921	(16,179
Change in fair value of warrant liability	(31,532)	-
Foreign exchange gain (loss)	(5,089)	(10,691
Net changes in non-cash working capital balances:
Trade and other receivables	(27,302)	(112,291)
Prepaid expenses and deposits	2,928	11,974
Accounts payable and accrued liabilities	(33,677)	(124,526)
Deferred government incentive	(45,236)	-
Deferred revenue	(66,238)	-
	(663,597)	(1,022,782)

Our primary source of cash flow comes from our core business operations.

During the three months period ended November 30, 2024, the Company reported a significant improvement in its financial performance. Net cash used in operating activities decreased to $663,597, compared to $1,022,782 in the prior corresponding period ended November 30, 2023. This reduction in cash outflows was primarily driven by lower operating expenses, as the Company implemented measures to streamline costs and optimize resource allocation.

In addition, revenue for the year saw a notable increase, reflecting the Company’s ability to attract new clients and retain existing ones through enhancements to its service offerings and operational efficiency. These combined efforts demonstrate the Company’s focus on achieving sustainable growth while maintaining disciplined cash management practices.

Net cash flow from (used in) financing activities

During the three months period ended November 30, 2024, the Company raised $1.00 million through the issuance of shares and pre-funded warrants under an S-3 registration statement. In addition, the Company secured a short-term loan of $525,000 from a private party to further strengthen its financial position.

These financing activities have provided critical capital to support the Company’s strategic initiatives, including investments in proprietary software development, expansion of operational capabilities, and enhancing shareholder value. The successful execution of these funding measures positions the Company to pursue its growth objectives and capitalize on emerging opportunities in the market.

Net cash flow from (used in) investing activities

During the three months ended November 30, 2024, the Company allocated $282,298 toward the development of proprietary software aimed at enhancing the efficiency and accuracy of mortgage application processing for field agents. This strategic investment underscores the Company’s dedication to leveraging technology to drive operational improvements and strengthen its competitive position in the mortgage industry. By offering a streamlined and user-friendly platform, the enhanced software is expected to attract new mortgage agents while improving retention rates, thereby positioning the Company for long-term growth in a highly competitive market.

As of November 30, 2024, the Company’s cash balance stood at $619,581, representing a decrease from $2,341,537 as of November 30, 2023. This reduction reflects the Company’s strategic investments in proprietary software development and ongoing efforts to optimize operations.

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

The following table presents our liquidity:

As at:	November 30, 2024 ($)	August 31, 2024 ($)
Cash	619,581	580,356
Trade and other receivables	182,526	155,224
Prepaid expenses and deposit	154,983	157,911
	957,090	893,491

As of November 30, 2024, Pineapple Financial maintained a strong liquidity position, with $957,090 in cash, complemented by trade and other receivables, prepaid expenses, and deposits. This reflects the Company’s ability to fulfill its short-term obligations effectively. Cash increased by $39,225 compared to August 31, 2024, primarily driven by higher revenue generation, disciplined expense management, and additional financing activities.

In the Greater Toronto Area (GTA), home sales increased for the month of October and November 2024 by more than 40 percent year-over-year.

Despite these positive developments, Pineapple Financial continues to prioritize prudent financial management, focusing on optimizing resource allocation to sustain growth initiatives while maintaining adequate liquidity to meet ongoing operational and strategic commitments.

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

Investments

We invested in MCommercial, a commercial mortgage firm based in Montreal and Toronto, Canada, representing 5% of the total issued and outstanding shares. This strategic partnership allows Pineapple residential mortgage agents to access a leading commercial mortgage firm and experts, which will expand their product offerings, service levels, and corporate Revenue through increased transactions.

The Company entered into a share purchase agreement with 9142-2964 Quebec Inc., pursuant to which it acquired five Class A Shares of 7326904 Canada Inc. (doing business as Mortgage Alliance Corporation) (“Alliance”), representing 5% of the total issued and outstanding shares of Alliance. Alliance is a mortgage brokerage firm based in Ontario, Canada, with locations in Calgary, Vancouver, and Halifax.

The total value of both investments was recorded at fair value, and any impairment loss is recognized in the profit and loss account.

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

As of November 30, 2024, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this assessment, management concluded that our disclosure controls and procedures were effective as of November 30, 2024.

Improvements made during the year include carrying out independent reviews, establishing approval processes for transactions and reconciliations, and hiring additional personnel to enhance our control environment. Plans are in place to further improve controls by segregating duties and refining processes, thus ensuring robust and effective internal controls that uphold the integrity of our financial reporting.

Financial Instruments

As of November 30, 2024, the Company’s financial instruments include cash, trade and other receivables, investments, accounts payable, and accrued liabilities.

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

As of November 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash	619,581			619,581
Investment			9,671	9,671

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

The Corporation has determined that its exposure to credit risk on its cash is minimal as the Corporation’s cash   are held with financial institutions in Canada.

Our primary source of credit risk relates to the possibility of Core Business Operation’s brokerages or other customers not paying receivables. Core Business Operations manages its credit risk by performing credit risk evaluations on its brokerages and agents and monitoring overdue trade and other receivables. As of November 30, 2024, $37,800 of our trade receivables are greater than 90 days outstanding, as compared to $2,572 for November 30, 2023. A decline in economic conditions or other adverse conditions experienced by brokerage and agents could impact the collectability of the Corporation’s accounts receivable.

Our maximum exposure to credit risk approximates the carrying value of the assets on the Corporation’s consolidated statements of financial position.

As at:	November 30, 2024 ($)	August 31, 2024 ($)
Cash	619,581	580,356
Trade and other receivables	182,526	155,224
Prepaid expenses and deposit	154,983	157,910
	957,090	893,490

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not applicable.

Item 5 Other Information.

None.

Item 6. EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE FINANCIAL INC.

Date: January 21, 2025	By:	/s/ Shubha Dasgupta
Shubha Dasgupta
Chief Executive Officer

Date: January 21, 2025	By:	/s/ Sarfraz Habib
Sarfraz Habib
Chief Financial Officer

