Form 10-Q
period 2025-02-28
Pineapple Financial Inc.
filed 2025-04-14
CIK 1938109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

The number of shares of the registrant’s common stock issued and outstanding, as of April 14, 2025 was 9,692,020.

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

1

Pineapple Financial Inc.

Condensed Interim Consolidated Financial Statements (Unaudited)

For the six month period ended February 28, 2025

(Expressed in US Dollars)

Pineapple Financial Inc.

Condensed Interim Consolidated Balance Sheets - Unaudited

(Expressed in US Dollars)

As at:		February 28, 2025	August 31, 2024
Assets
Current assets
Cash		$493,607	$580,356
Trade and other receivables	Note 13	177,781	155,224
Prepaid expenses and deposits		199,463	157,911
		870,851	893,491

Investment	Note 4	9,365	10,042
Right-of-use asset	Note 10	659,310	828,674
Property and equipment	Note 5	101,057	152,610
Intangible assets	Note 6	2,323,722	2,211,775
		$3,964,305	$4,096,592

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities		$1,229,028	$1,125,477
Deferred revenue		145,524	111,921
Short term loan	Note 17	599,130	-
Current portion of lease liability	Note 10	155,536	161,508
		2,129,218	1,398,906

Deferred government incentive	Note 13	411,069	491,251
Lease liability	Note 10	680,152	815,599
Warrant liability	Note 8	4,209	41,520
		$3,224,648	$2,747,276

Shareholders’ Equity
Common shares, no par value; unlimited authorized; 9,692,020 issued and outstanding shares as of February 28, 2025 and 8,425,353 as at August 31, 2024.	Note 7	9,108,915	8,559,856
Additional paid-in capital	Note 8,9	3,138,772	2,955,944
Accumulated other comprehensive loss		(496,066)	(408,510)
Accumulated deficit		(11,011,964)	(9,757,974)
		739,657	1,349,316
		$3,964,305	$4,096,592

Description of business (note 1)

Contingencies and commitments (note 15)

Subsequent events (note 18)

Approved on behalf of Board of Directors

“Shuba Dasgupta”	“Drew Green”

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the three month and six month ended February 28, 2025

(Expressed in US Dollars)

		Three months ended		Six months ended
		February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
For the period ended		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	Note 16	$743,309	784,869	$1,512,236	1,352,858

Expenses
Selling, general and administrative	Note 11	572,853	592,202	995,190	1,031,947
Advertising and Marketing		57,101	150,597	326,945	404,017
Salaries, wages and benefits		391,418	541,062	828,764	1,186,316
Interest expense and bank charges		100,005	28,450	273,812	49,881
Depreciation	Note 5,6,10	242,181	160,999	429,645	315,184
Share-based compensation	Note 9	-	-	-	-
Government Incentive	Note 13	(21,301)	(29,109)	(48,518)	(80,334)
Total expenses		$1,342,257	1,444,201	$2,805,838	2,907,011

Loss from operations		(598,948)	(659,332)	(1,293,602)	(1,554,153)
Foreign exchange gain (loss)		(969)	-	4,021	10,772
Gain (loss) on change in fair value of warrant liability	Note 8	4,468	1,876	35,591	12,685
Loss before income taxes		$(595,449)	(657,456)	$(1,253,990)	(1,530,696)

Income taxes (recovery) expense

Net loss		$(595,449)	(657,456)	$(1,253,990)	(1,530,696)
Foreign currency translation adjustment		(184,795)	1,727	87,556	(10,451)

Net loss and comprehensive loss		$(780,244)	(655,729)	$(1,166,434)	(1,541,147)

Loss per share - basic and diluted ($)		(0.09)	(0.10)	(0.13)	(0.24)

Weighted average number of common shares outstanding - basic and diluted		9,026,001	6,475,300	8,760,507	6,475,300

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity - Unaudited

(Expressed in US Dollars)

	Common Shares (note 7)	Additional Paid in Capital (note 8 and 9)	Accumulated other comprehensive loss	Accumulated (deficit) earnings	Total shareholders’ equity
	$	$	$	$	$
Balance, August 31, 2023	4,903,031	2,955,944	(417,727)	(5,655,315)	1,785,933

Shares issued on Initial Public offering on November 3, 2023	2,751,937	-	-	-	2,751,937
Warrants issued related to Initial Public Offering	(48,283)	-	-	-	(48,283)
Foreign exchange translation	-	-	(10,451)	-	(10,451)
Net loss	-	-	-	(1,530,696)	(1,530,696)
Balance, February 29, 2024	7,606,685	2,955,944	(428,178)	(7,186,011)	2,948,440

Balance, August 31, 2024	8,559,856	2,955,944	(408,510)	(9,757,974)	1,349,316

Shares issued against S3	549,059		-	-	549,059
Shares against pre-funded warrants		182,828	-	-	182,828
Foreign exchange translation	-	-	(87,556)	-	(87,556)
Net loss	-	-	-	(1,253,990)	(1,253,990)
Balance, February 28, 2025	9,108,915	3,138,772	(496,066)	(11,011,964)	739,657

The accompanying notes are an integral part of these consolidated unaudited condensed interim financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Cash Flow - Unaudited

(Expressed in US Dollars)

		Six Months Ended
		February 28, 2025	February 29, 2024
For the period ended:		(Unaudited)	(Unaudited)
		$	$
Cash provided by (used for) the following activities

Operating activities
Net loss for the three months		(1,253,990)	(1,530,696)
Adjustments for the following non-cash items:
Depreciation of property and equipment	Note 5	42,553	43,406
Amortization of intangible assets	Note 6	270,073	204,786
Depreciation on right of use asset	Note 10	117,019	66,992
Interest expense on lease liability	Note 10	26,824	32,215
Change in fair value of warrant liability		(35,591)	-
Foreign exchange gain (loss)		4,021	(12,685)
Net changes in non-cash working capital balances:
Trade and other receivables		(22,557)	68,622
Prepaid expenses and deposits		(41,552)	(169,105)
Accounts payable and accrued liabilities		103,551	(73,808)
Deferred government incentive		33,603	(196,369)
Deferred revenue		(80,182)	-
		(836,228)	(1,566,642)

Financing activities
Share capital issuance	Note 7	549,059	-
Additional share capital issued		182,828	-
Proceed from loan	Note 17	599,130	71,479
Repayment of loan		-	2,751,937
Repayment of lease obligations	Note 10	(104,696)	(86,024)
		1,226,321	2,737,392

Investing activities
Additions to intangible assets	Note 6	(539,410)	(557,970)
Additions to property and equipment	Note 5	-	(4,632)
		(539,410)	(562,602)

Net change in cash		(149,317)	608,148
Effect of changes in foreign exchange rates		62,568	11,105
Cash, beginning of period		580,356	720,365
Cash, end of the period		493,607	1,339,618

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended February 28, 2025 - Unaudited

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

Economic and Trade Policy Uncertainty

Company continues to monitor the potential impact of evolving trade policies, including the threat of additional tariffs imposed by the United States. While no specific tariffs have been implemented during the reporting period that materially affect the Company’s operations, the potential for future changes in cross-border trade arrangements and import/export duties contributes to broader economic uncertainty. Management has considered these risks in its forward-looking assessments and determined that, as of the reporting date, there are no material adverse effects on the Company’s financial position, results of operations, or estimates related to credit losses or asset impairments.

Going Concern

The Company continues to focus its efforts predominantly on research and development activities. During this process, it has incurred significant operating losses, a trend expected to persist for the foreseeable future. As of February 28, 2025, the Company reported an accumulated deficit of $11,011,964 compared to $9,757,974 as of August 31, 2024. Negative cash flows from operating activities amounted to $836,228 during the six months ended February 28, 2025, as compared to $1,566,642 in the prior corresponding period.

To sustain its operations during the six month period end February 28, 2025, the Company raised grossly $0.997 million issuance of common shares and pre-funded warrants. In addition, company also borrowed short term loan $0.599 from directors to meet the working capital requirements. It is also exploring additional capital and financing sources such as director’s loan while managing existing working capital resources. However, the Company’s ability to continue as a going concern is subject to its capacity to achieve future profitability and secure the necessary funding to meet obligations as they arise. The uncertainty surrounding its ability to raise financial capital and generate profitable operations raises substantial doubt about its ability to continue as a going concern.

These condensed interim consolidated financial statements do not include adjustments that might be necessary should the Company be unable to continue as a going concern.

The consolidated financial statements were authorized for issue by the Board of Directors on April 14, 2025

2. Significant accounting policies

Basis of preparation, functional and presentation currency

The condensed interim consolidated financial statements have been prepared in accordance with US GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business on the historical cost basis except for certain financial instruments that are measured at fair value. Historical cost is generally based on the fair value of the consideration given in exchange for assets.

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended February 28, 2025 - Unaudited

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

In November 2024, the FASB issued ASU 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40) – Disaggregation of Income Statement Expenses. The new guidance requires companies to disclose information about specific expenses at each interim and annual reporting period. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods with fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the requirements of the update, which may result in expanded disclosures upon adoption.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended February 28, 2025 - Unaudited

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

The following are the critical estimates and judgments applied by management that most significantly affect the Company’s condensed interim consolidated financial statements. Uncertainty about these assumptions and estimates could result in outcomes that require a material adjustment to the carrying amount of assets or liabilities affected in future periods.

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended February 28, 2025 - Unaudited

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

4. Investment

During the year ended August 31, 2021, the Company purchased an investment in a private company. The Company holds a 5% interest with no significant influence. The investment is recorded at FVTPL using level 3 inputs. As at February 28, 2025, the Company recognized a $Nil change in fair value (2024- $Nil). Change in fair value during the current period is due to foreign exchange translation.

5. Property and equipment

The Company’s property and equipment consist of equipment, furniture, IT equipment, leasehold improvements and laptops.

Property and equipment
Cost

Balance, August 31, 2023	$349,283
Additions	4,991
Translation adjustment	569
Balance, August 31, 2024	$355,576
Translation adjustment	(23,987)
Balance, February 28, 2025	$331,589

Accumulated depreciation
Balance, August 31, 2023	$107,192
Depreciation	87,803
Translation adjustment	7,971
Balance, August 31, 2024	$202,966
Depreciation	42,553
Translation adjustment	(14,987)
Balance, February 28, 2025	$230,532

Net carrying value
February 28, 2025	$101,057
August 31, 2024	$152,610

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended February 28, 2025 - Unaudited

(Expressed in US Dollars)

6. Intangible assets

During the current period, the Company capitalized development costs related to internally generated software classified as intangible assets.

Intangible assets
Cost
Balance, August 31, 2023	$2,057,525
Additions	1,112,399
Translation adjustment	(1,794)
Balance, August 31, 2024	$3,168,130
Additions	539,410
Translation adjustment	(230,113)
Balance, February 28, 2025	$3,477,427

Accumulated amortization
Balance, August 31, 2023	$338,571
Amortization	616,532
Translation adjustment	1,252
Balance, August 31, 2024	$956,355
Amortization	270,073
Translation adjustment	(72,723)
Balance, February 28, 2025	$1,153,705

Net carrying value
February 28, 2025	$2,323,722
August 31, 2024	$2,211,775

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended February 28, 2025 - Unaudited

(Expressed in US Dollars)

7. Share capital

Authorized share capital

The authorized share capital of the Company consists of an unlimited number of common shares with no par value.

	#	$
Balance, August 31, 2023	6,306,979	4,903,031

Issuance of Common Shares on Initial Public Offering	875,000	3,500,000
Issuance of Common Share against Conversion Note	501,875	465,680
Issuance of Common Shares on Equity Purchase Agreement	741,499	487,491
Share Issuance Costs	-	(748,063)
Warrants issued	-	(48,283)
Balance, August 31, 2024	8,425,353	8,559,856

Issuance of Common Shares against S3	382,667	232,708
Issuance of Common Shares against Pre-funded warrants	884,000	530,312
Shares Issuance Costs	-	(213,961)

Balance, February 28, 2025	9,692,020	9,108,915

During the six months ended February 28, 2025, the Company issued 382,667 common shares under its Form S-3 shelf registration. Additionally, the Company issued 1,284,000 pre-funded warrants, each exercisable for one common share at an exercise price of $0.0001 per share. The gross proceeds received from the issuance of the pre-funded warrants were recorded within additional paid-in capital. During the period, 884,000 pre-funded warrants were exercised, resulting in the issuance of 884,000 common shares.

In connection with this offering, we also offered to each purchaser whose purchase of Shares in this offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of our outstanding common shares immediately following the consummation of this offering, the opportunity to purchase, if the purchaser so chooses, pre-funded warrants to purchase up to 1,240,000 common shares (the “Pre-Funded Warrants”), in lieu of common shares, pursuant to this prospectus supplement and accompanying prospectus. Each Pre-Funded Warrant will be exercisable for one Share.

Our common shares are listed on the NYSE American under the symbol “PAPL.” On November 12, 2024, the last reported sale price of our common shares was $0.78 per share.

In assessing our eligibility to use Form S-3, as of November 12, 2024, the aggregate market value of our outstanding common shares held by non-affiliates was approximately $3.98 million, calculated at a price per share of $0.81, the last reported sale price of our common shares on September 19, 2024, and based on 8,425,352 common shares outstanding, of which aggregate outstanding common shares, 4,912,531 shares are held by non-affiliates. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value exceeding one-third of the aggregate market value of our common shares held by non-affiliates in any 12-month period, so long as the aggregate market value of our outstanding common held by non-affiliates remains below $75 million.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended February 28, 2025 - Unaudited

(Expressed in US Dollars)

8. Warrants

a)	Common Share purchase warrant

	#	$
Balance, August 31, 2024	1,652,988	2,955,944
Balance, February 28, 2025	1,652,988	2,955,944

b)	Pre-funded warrant

Pre-funded warrant issued November 13, 2024	1,284,000	780,697
Shares issued	(884,000)	(530,312)
Direct cost	-	(67,557)
Balance, February 28, 2025	400,000	182,828

The purchase price of each Pre-Funded Warrant is $0.5999, which is equal to the price per share at which the Shares are being sold, minus $0.0001, the exercise price of each Pre-Funded Warrant. The Pre-Funded Warrants will be immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. This prospectus supplement also relates to the common shares issuable upon exercise of any Pre-Funded Warrants. During the period, 884,000 pre-funded warrants were converted into the common shares of the company.

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

The warrants issued on November 3, 2023 were valued using the Black-Scholes method with the share price of $0.37, exercise price of $4, term of 3.67 years, risk free rate of 3.98% and volatility of 123.58% at issuance as at February 28, 2025.

The warrants issued in May 2024 expired on February 09, 2025.

We have agreed to sell to a certain purchaser common share warrants to purchase up to 1,666,667 common shares in connection with this offering. Company is still in process of issuing these warrants. These common share warrants shall be exercisable six months from the issuance at an exercise price of $0.60 per share and will expire 5.5 years from the date of issuance. The warrants will only be sold pursuant to an effective registration statement under the Securities Act and are not being offered pursuant to this prospectus supplement and the accompanying prospectus.

	#	$
Balance at August 31, 2024	1,026,250	41,520
Warrants expired	(1,000,000)	(1,455)
Change in fair value of warrant liability		(34,136)
Translation adjustment		(1,720)
Fair Value of Warrants at February 28, 2025	26,250	4,209

As at February 28, 2025 the warrants have no intrinsic value (August 31, 2024 – nil).

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended February 28, 2025 - Unaudited

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

Options granted on June 14, 2021, vest over a 2-year period whereby 25% of the options granted vested on the date of grant, and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of stock options granted was $1,317,155. A total stock-based compensation expense was recognized of $Nil for the six months period ended February 28, 2025 (August 31, 2024 - $Nil).

The following reconciles the options outstanding at the beginning and end of the period that were granted to eligible participants pursuant to the Plan:

	February 28, 2025		August 31, 2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	#	$	#	$
Balance, beginning of period	565,689	3.61	565,689	3.72
Forfeited during the period	-	-	-	-
Balance as at period end	565,689	3.61	565,689	3.61
Exercisable as at period end	565,689	3.61	565,689	3.61

As at February 28, 2025, the options have no intrinsic value (August 31, 2024 – nil). As at February 28, 2025, all options are exercisable with a weighted average remaining life of 1.15years (August 31, 2024 – 1.8 years)

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended February 28, 2025 - Unaudited

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

The following schedule shows the movement in the Company’s right-of-use asset:

Right-of-use asset

Cost
Balance, August 31, 2023	$1,177,721
Translation adjustment	(42,737)
Balance, August 31, 2024	1,134,984
Translation adjustment	(70,511)
Balance, February 28, 2025	$1,064,473

The right-of-use asset is being depreciated on a straight-line basis over the remaining lease term.

Accumulated Depreciation
Balance, August 31, 2023	$217,344
Depreciation	134,508
Translation adjustment	(45,542)
Balance, August 31, 2024	$306,310
Depreciation	117,019
Translation adjustment	(18,166)
Balance, February 28, 2025	$405,163

Carrying Amount
February 28, 2025	$659,310
August 31, 2024	$828,674

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended February 28, 2025 - Unaudited

(Expressed in US Dollars)

10. Right-of-use asset and lease liability (continued)

The following schedule shows the movement in the Company’s lease liability during the period:

	February 28, 2025	August 31, 2024

Balance, beginning of period	$977,107	$1,107,961
Interest Expense	26,824	62,604
Lease payments	(104,696)	(196,703)
Translation Adjustment	(63,546)	3,245
Balance, end of period	$835,688	$977,107

Current	155,536	161,508
Non-Current	680,152	815,599
	$835,688	$977,107

The following table provides a maturity analysis of the Company’s lease liability. The amounts disclosed in the maturity analysis are the contractual undiscounted cash flows before deducting interest or finance charges:

2025	168,512
2026	203,521
2027	203,584
2028	212,999
2029	189,986
2030	79,161
$1,057,763

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended February 28, 2025 - Unaudited

(Expressed in US Dollars)

11. Expenses

The following table provides a breakdown of the selling, general and administrative:

	Six months ended
	February 28, 2025	February 29, 2024
	$	$
Software Subscription	449,845	402,289
Office and general	82,638	34,154
Professional fees	60,688	192,405
Dues and Subscriptions	199,336	152,441
Rent	85,304	98,078
Consulting fees	29,604	24,474
Travel	23,247	86,049
Donations	784	4,646
Lease expense	1,430	6,333
Insurance	62,314	31,078
	995,190	1,031,947

	Three months ended
	February 28, 2025	February 29, 2024
	$	$
Software Subscription	228,808	221,643
Office and general	37,042	29,155
Professional fees	31,247	140,110
Dues and Subscriptions	164,917	62,587
Rent	53,124	39,602
Consulting fees	19,681	-
Travel	2,925	66,915
Donations	140	4,197
Lease expense	393	-
Insurance	34,576	27,993
	572,853	592,202

12. Related party transactions and balances

Compensation of key management personnel includes the CEO, COO, CSO, and CFO:

	February 28, 2025	February 29, 2024
	$	$
Salaries, Wages and benefits	320,630	364,450

Un-secured loans received from directors are disclosed in Note 17.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended February 28, 2025 - Unaudited

(Expressed in US Dollars)

13. Deferred government incentive

The Company was eligible for the Government of Canada Scientific Research and Experimental Development (SRED) program up to November 3, 2023. The Company has accrued $86,937 of SRED receivable as at February 28, 2025, which is recognized in trades and other receivables in the condensed interim consolidated balance sheet. A portion of the funds received is related to costs that have been capitalized for the development of internally generated software recognized as intangible asset in Note 6. As at February 28, 2025, $48,518 (February 28, 2024 $80,334) was recognized as recovery of operating expenses in the condensed interim consolidated statement of operations and comprehensive loss.

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

The maximum credit exposure at February 28, 2025 is the carrying amount of cash and trade receivables. The Company’s exposure to credit risk is considered to be low, given the size and nature of the various counterparties involved and their history of performance.

The Company has not historically incurred any significant credit loss in respect of its trade receivables. Based on consideration of all possible default events over the assets’ contractual lifetime, the expected credit loss in respect of the Company’s trade receivables was minimal as at February 28, 2025 and August 31, 2024.

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

Management and the Board of Directors review the Company’s capital management approach on an ongoing basis and believe this approach, given the relative size of the Company, is reasonable. The Company is not subject to externally imposed capital requirements. The Company’s capital management objectives, policies and processes have remained unchanged during the period ended February 28, 2025.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended February 28, 2025 - Unaudited

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

See note 10 related to lease commitments.

16. Disaggregation of revenue

	Six months ended
	February 28, 2025	February 29, 2024
	$	$
Gross Billing	8,648,249	7,358,172
Commission expense	7,813,115	6,740,307
Revenue	835,134	617,864

Subscription revenue	368,119	378,632
Sponsorship revenue	128,788	139,859
Other revenue	122,488	142,722
Underwriting revenue	57,707	73,781
Total revenue	1,512,236	1,352,858

	Three months ended
	February 28, 2025	February 29, 2024
	$	$
Gross Billing	4,242,341	3,484,852
Commission expense	3,821,489	3,140,234
Revenue	420,852	344,618

Subscription revenue	185,939	195,387
Sponsorship revenue	68,630	70,467
Other revenue	37,524	142,722
Underwriting revenue	30,364	31,675
Total revenue	743,309	784,869

17. Loan

Company obtained $587,520 un-secured loan from directors. The loan is repayable in twelve months and carries 12 percent interest. $11,610 was interest payable up till the date of financials,

The Company entered into a agreement on October 22, 2024, for short term loan of $525,000. The loan is unsecured and repayable by May 08, 2025. The loan was fully paid on December 27, 2024.

Company also entered into un-secured line of credit for $5 million with the directors to meet the working capital requirements. The facility carries interest at the rate of 12 percent. The facility remains unutilized as of the date of financials.

18. Subsequent events

The Company has evaluated subsequent events through the date of filling the 10Q, and has determined that there are no events requiring disclosure or adjustment in the condensed interim consolidated financial statements.

Item 24 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Business Trends

During 2022 and 2023, the Bank of Canada implemented multiple increases to the prime rate in response to heightened inflationary pressures, resulting in a significant rise in mortgage interest rates. In mid-2024, the Bank of Canada began easing monetary policy, reducing the policy rate by 1.75% in an effort to stabilize the economy and improve housing affordability. While this policy shift has helped improve consumer sentiment, elevated interest rates, coupled with renewed economic uncertainty, including emerging U.S. tariff threats, continue to weigh heavily on the Canadian economy.

These external pressures have heightened market volatility, slowed cross-border investment activity, and increased caution among Canadian businesses and consumers. As a result, Pineapple Financial Inc. has continued to experience suppressed mortgage origination volumes, with overall real estate and lending activity remaining below pre-2022 levels. Although early signs of recovery are evident, future growth remains dependent on macroeconomic stability, interest rate trends, and the resolution of international trade uncertainties.

Summary of the Six months Ended February 28, 2025

Financial and Operational Highlights

During the six-month period ended February 28, 2025, we originated $690.002 million in residential mortgage loans, representing an increase of $121.481 million or 17.61% compared to the $568.521 million originated during the same period in the prior year.

Our net loss for the period was $1.166 million, reflecting an improvement of $0.375 million, or 24.33%, compared to a net loss of $1.541 million in the six months ended February 29, 2024. The improvement in net results is primarily attributable to higher loan origination volumes and ongoing cost management initiatives.

The Company’s functional currency is the Canadian dollar (CAD), while its reporting currency is the U.S. dollar (USD). During the reporting period, the CAD depreciated by an average of 3.41% compared to the average CAD/USD exchange rate during the same period in the prior year, which had a modest impact on the translation of financial results.

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

	Six months period Ended February 28,
	2025	2024	2023
Mortgage volume	811,483,270	697,411,000	650,664,000
Gross billing	8,648,249	7,358,172	7,938,884
Commission expense	7,813,115	6,740,307	7,129,867
Net sales revenue	835,134	617,864	809,017
Underwriting revenue	57,707	73,781	-
Subscription revenue	368,119	378,632	164,692
Other income	251,276	282,581	361,193

	Three months ended
	February 29, 2025	February 29, 2024	February 28, 2023
Mortgage volume	386,325,122	314,963,000	267,901,000
Gross billing	4,242,341	3,484,852	3,581,771
Commission expense	3,821,489	3,140,234	3,374,690
Net sales revenue	420,852	344,618	207,081
Underwriting revenue	30,364	31,675	-
Subscription revenue	185,939	195,387	102,399
Other income	106,154	213,189	184,011

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

Subscription Revenue:

Users can access and use our technology platform, MyPineapple, for a flat monthly service fee of $107. In exchange for this fee, MyPineapple users gain access to a network management system that enables them to perform back-office procedures more efficiently and effectively. This platform allows them to process the previously mentioned deal, prepare it, and complete the package for submission to the financial institution for funding. We have a robust user base that has experienced significant growth since our inception. Revenue is recognized at the beginning of the month when users are invoiced and pay the fee.

Underwriting Fee:

Users can optionally use our expert risk pre-assessment service, which assists them in pre-underwriting their loans before submission to a lender for approval and funding. This service significantly reduces the time for the lender partners’ assessment of the deal. For mortgages of $395,450 and greater, we charge an underwriting fee of $356; for mortgages lesser than $395,450, the Company charges an underwriting fee of $249. The Company has undertaken a special program to educate and inform users of this service in further detail. Approximately 40% of the deals originated by users are using this service. This program is intended to further increase the number of deals and improve the services offered.

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

Comparison of the six months years ended February 28, 2025 and February 29, 2024

Period Ended	February 28, 2025 ($)	February 29, 2024 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Gross Billing	9,325,350	8,093,164	1,232,186	15.23
Commission	7,813,115	6,740,307	1,072,808	15.92
Revenue	1,512,236	$1,352,858	159,378	11.78
Expenses
Selling, general and administrative	995,190	1,031,947	(36,757)	(3.56)
Advertising and Marketing	326,945	404,017	(77,072)	(19.08)
Salaries, wages and benefits	828,764	1,186,316	(357,552)	(30.14)
Interest expense and bank charges	273,812	49,881	223,931	448..93
Depreciation	429,645	315,184	114,461	36.32
Government Incentive	(48,518)	(80,334)	31,816	(39.60)
Total expense	2,805,838	$2,907,011	(101,173)	(3.48)
Loss from operations	(1,293,602)	(1,554,153)	260,551	(16.76)
Foreign exchange gain (loss)	4,021	10,772	(6,751)	(62.67)
Gain(loss) on change in fair value of warrant liability	35,591	12,685	22,906	180.05
Loss before income taxes	(1,253,990)	$(1,530,696)	276,706	(18.08)
Loss after income taxes	(1,253,990)	(1,530,696)

Comparison of the three months years ended February 28, 2025 and February 29, 2024

Period Ended	February 28, 2025 ($)	February 29, 2024 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Gross Billing	4,518,505	3,779,563	738,942	19.55
Commission	3,775,196	3,135,578	639,618	20.40
Revenue	743,309	$784,869	(41,560)	(5.30)
Expenses
Selling, general and administrative	572,853	592,202	(19,349)	(3.27)
Advertising and Marketing	57,101	150,597	(93,496)	(62.08)
Salaries, wages and benefits	391,418	541,062	(149,644)	(27.66)
Interest expense and bank charges	100,005	28,450	71,555	251.51
Depreciation	242,181	160,999	81,182	50.42
Government Incentive	(21,301)	(29,109)	7,808	(26.82)
Total expense	1,342,257	$1,444,201	(101,944)	(7.06)
Loss from operations	(598,948)	(659,332)	60,384	9.16
Foreign exchange gain (loss)	(969)		(969)
Gain(loss) on change in fair value of warrant liability	4,468	1,876	2,592	138.14
Loss before income taxes	(595,449)	$(657,456)	62,007	(9.43)
Loss after income taxes	(595,449)	(657,456)

Revenue and Cost Analysis

For the six-month period ended February 28, 2025, gross billings increased to $9.33 million, up from $8.09 million for the same period in the prior year, representing a 15.23% year-over-year growth. This increase reflects continued resilience in the Company’s core operations, despite ongoing macroeconomic challenges in the real estate and mortgage sectors. Although the Bank of Canada began reducing policy rates in mid-2024 to counter inflationary pressures, the housing market recovery remains gradual, impacting overall transaction volumes.

Commission expense, which primarily reflects payments to mortgage agents, rose proportionately to $7.81 million, compared to $6.74 million in the prior-year period, increase of 15.92%. The rise is consistent with the increase in gross billings and reflects the Company’s continued engagement with high-volume agents who operate at slightly lower margins but contribute to greater top-line activity.

Revenue for the period increased to $1.51 million, up from $1.35 million, representing an 11.78% increase year-over-year. The increase was driven by a strategic focus on enhancing profitability through selective onboarding of high-margin agents and reallocation of resources to more profitable channels. These efforts supported a favorable shift in the revenue mix and improved gross margin performance.

Margin Improvements and Operational Efficiency

Despite pressure on margins from high-volume agent engagement, the Company successfully maintained a healthy balance between scale and profitability. Gross margin for the six-month period remained stable due to improved internal cost controls, a continued push toward technology-enabled service delivery, and enhanced software tools that support agent productivity and customer retention.

The Company’s ability to generate positive revenue growth while managing commission expenses reflects a disciplined operational approach focused on long-term sustainable growth. Management remains focused on maintaining margin strength while positioning the Company for continued scale as market conditions gradually improve.

Quarterly Revenue Performance

For the three-month period ended February 28, 2025, gross billings increased to $4.52 million, compared to $3.78 million during the same period in the prior year, reflecting a 19.55% year-over-year increase. This growth was largely driven by increased market activity early in the quarter as consumer confidence improved following gradual interest rate reductions by the Bank of Canada. However, the market continued to experience periods of volatility, limiting consistent transaction flow.

Commission Expense

Commission expense, which is directly correlated with transaction volume, increased by 20.40% to $3.78 million, up from $3.14 million in the prior-year quarter. The increase is attributable to the Company’s continued reliance on high-volume agents to drive top-line growth. While this model supports scale, it also results in higher commission costs due to the lower-margin nature of these transactions.

Revenue and Margin Impact

Despite the increase in gross billings, revenue declined by 5.30%, totaling $743,309 for the quarter compared to $784,869 in the same quarter last year. The decline in revenue, despite higher transaction volume, reflects a shift in mix toward lower-margin agents and transactions. The increase in commission costs outpaced the growth in gross billings, compressing margins during the quarter.

The Company continues to evaluate agent performance and is taking strategic steps to balance volume growth with profitability by selectively onboarding high-margin agents and optimizing transaction quality over quantity.

Selling, General and Administrative Expenses.

The breakdown of selling, general and administrative expenses are as follows:

	Six months period ended
Period Ended	February 28, 2025 ($)	February 29, 2024 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Software subscription	449,845	402,289	47,556	11.82
Office and general	82,638	34,154	48,484	141.96
Professional fee	60,688	192,405	(131,717)	(68.46)
Dues and subscription	199,336	152,441	46,895	30.76
Rent	85,304	98,078	(12,774)	(13.02)
Consulting fee	29,604	24,474	5,130	20.96
Travel	23,247	86,049	(62,802)	(72.98)
Donations	784	4,646	(3,862)	(83.13)
Lease expense	1,430	6,333	(4,903)	(77.42)
Insurance	62,314	31,078	31,236	100.51
	995,190	1,031,947	(36,757)	(3.56)

Selling, General, and Administrative Expenses

For the six-month period ended February 28, 2025, selling, general, and administrative (SG&A) expenses totaled $995,190, representing a 3.56% decrease compared to $1,031,947 for the same period in the prior year. This decrease reflects the Company’s continued focus on disciplined cost management and operational efficiency, particularly as the business adapts to macroeconomic challenges including slower mortgage origination volumes and broader economic uncertainty.

Software Subscriptions

Software subscription expenses increased by $47,556 (11.82%), rising from $402,289 to $449,845. The increase is attributed to the Company’s ongoing investment in digital infrastructure and third-party platform integrations designed to support automation, compliance, and service enhancement. These investments are expected to improve internal productivity and customer satisfaction over the long term.

Office and General

Office and general expenses rose significantly by $48,484 (141.96%), from $34,155 to $82,638. The increase is mainly due to enhanced administrative operations and infrastructure upgrades to support growth and internal compliance functions, particularly in light of ongoing reporting and public company requirements.

Professional Fees

Professional fees declined by $131,717 (68.46%), from $192,405 in the prior year to $60,688. The decrease primarily reflects reduced reliance on external legal, accounting, and advisory services following the completion of IPO-related activities in the prior fiscal period. The Company continues to optimize external spend by streamlining compliance and legal functions.

Dues and Subscriptions

Dues and subscriptions increased by $46,895 (30.76%), reaching $199,336 from $152,441. The increase reflects broader participation in industry groups and access to platforms and data services aimed at enhancing market insights and maintaining competitive positioning.

Rent

Rent expense decreased modestly by $12,774 (13.02%), from $98,078 to $85,304, reflecting renegotiated lease terms and space optimization initiatives undertaken to align occupancy costs with current headcount and hybrid work arrangements.

Consulting Fees

Consulting fees increased by $5,130 (20.96%), rising from $24,474 to $29,604, reflecting selective use of third-party expertise for strategic initiatives, offsetting the previously higher levels of consulting spend associated with IPO execution.

Travel

Travel expenses declined sharply by $62,802 (72.98%), from $86,049 to $23,247. The decrease is primarily due to the Company’s continued efforts to control discretionary spending and the increased adoption of virtual meetings for internal and external collaboration.

Donations

Donations decreased by $3,862 (83.13%), from $4,646 to $784, in line with the Company’s current cost-reduction strategy and reallocation of funds toward operational priorities.

Lease Expense

Lease expense declined by $4,903 (77.42%), from $6,333 to $1,430, as the Company scaled down leased equipment and transitioned to more cost-effective arrangements where possible.

Insurance

Insurance expenses increased by $31,236 (100.51%), rising from $31,078 to $62,314. The increase reflects adjustments for expanded coverage related to the Company’s public company obligations, including director and officer (D&O) insurance and broader liability protection.

The breakdown of selling, general and administrative expenses are as follows:

	Three months period ended
Period Ended	February 28, 2025 ($)	February 29, 2024 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Software subscription	228,808	221,643	7,165	3.23
Office and general	37,042	29,155	7,887	27.05
Professional fee	31,247	140,110	(108,863)	(77.70)
Dues and subscription	164,917	62,587	102,330	163.50
Rent	53,124	39,602	13,522	34.14
Consulting fee	19,681	-	19,681	100.00
Travel	2,925	66,915	(63,990)	(95.63)
Donations	140	4,197	(4,057)	(96.66)
Lease expense	393	-	393	100.00
Insurance	34,576	27,993	6,583	23.52
	572,853	592,202	(19,349)	(3.27)

Selling, General, and Administrative Expenses

For the three-month period ended February 28, 2025, SG&A expenses totaled $572,853, representing a 3.27% decrease compared to $592,202 for the same period in the prior year. The modest reduction in overall SG&A reflects a continued commitment to cost discipline, despite investments in core infrastructure and ongoing compliance obligations.

Professional Fees

Professional fees decreased significantly by $108,863 (77.70%), from $140,110 to $31,247. The decline reflects the normalization of professional service requirements following elevated costs in the prior-year quarter, which included legal, audit, and advisory services tied to the Company’s IPO and related regulatory activities.

Dues and Subscriptions

Dues and subscription expenses increased substantially by $102,330 (163.50%), rising from $62,587 to $164,917. This increase is primarily due to expanded access to industry platforms, market data services, and compliance subscriptions to support operations and reporting requirements as a public company.

Rent

Rent expense rose by $13,522 (34.14%), from $39,602 to $53,124. The increase reflects lease renewals and adjustments in line with expanded office usage and updated space requirements to accommodate business functions.

Consulting Fees

Consulting fees amounted to $19,681, compared to nil in the prior-year quarter. The increase relates to targeted external advisory engagements to support post-IPO corporate initiatives and operational optimization efforts.

Travel

Travel expenses declined by $63,990 (96.63%), from $66,915 to $2,925. The reduction is attributed to continued cost control measures and a strategic shift toward virtual collaboration, limiting the need for discretionary travel.

Insurance

Insurance expense increased by $6,583 (23.52%), rising from $27,993 to $34,576. The increase reflects higher premiums related to expanded coverage for directors and officers, public company liability protection, and other operational risks.

Expenses

	Six months period ended
Period Ended	February 28, 2025 ($)	February 29, 2024 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Advertising and marketing	326,945	404,017	(77,072)	(19.08)
Salaries, wages and benefits	828,764	1,186,316	(357,552)	(30.14)
Interest expense and bank charges	273,812	49,881	223,931	448.93
Depreciation	429,645	315,184	114,461	36.32
Government incentive	(48,518)	(80,334)	31,816	(39.60)

Operating Expenses and Other Income

Advertising and Marketing

Advertising and marketing expenses totaled $326,945 for the six-month period ended February 28, 2025, representing a $77,072 (19.08%) decrease from $404,017 in the prior-year period. The decline reflects the Company’s more targeted and data-driven approach to advertising, as well as a strategic reallocation of marketing budgets toward lower-cost, higher-impact digital channels. While the Company remains focused on agent engagement and brand positioning, this disciplined approach supports cost efficiency without compromising market visibility.

Salaries, Wages, and Benefits

Salaries, wages, and benefits declined to $828,764, down $357,552 (30.14%) from $1,186,316 for the six months ended February 29, 2024. The reduction is the result of cost optimization measures undertaken in response to broader market conditions, including a leaner organizational structure and workforce efficiency improvements. The Company remains focused on retaining critical talent and aligning compensation practices with performance and long-term growth strategies.

Interest Expense and Bank Charges

Interest expense and bank charges increased significantly to $273,812, compared to $49,881 in the prior-year period, reflecting a $223,931 (448.93%) increase. This rise is primarily due to higher borrowing costs associated with the Company’s working capital facilities and interest-bearing debt instruments. The increase also reflects broader interest rate trends in the Canadian financial markets during the reporting period.

Depreciation

Depreciation expense rose to $429,645, an increase of $114,461 (36.32%) compared to $315,184 in the six months ended February 29, 2024. The increase is mainly driven by the capitalization and amortization of internally developed software assets and continued investment in proprietary technology. These enhancements align with the Company’s strategy to strengthen its digital infrastructure and deliver scalable, technology-driven solutions to clients.

Government Incentives

Government incentive income totaled $48,518, down from $80,334 in the prior-year period, representing a $31,816 (39.60%) decrease. The reduction is due to the Company’s transition to public company status following its IPO in November 2023, which impacts its eligibility for certain Canadian innovation-based tax credits, including SR&ED. The Company is actively evaluating alternative funding sources to continue supporting its technology and R&D initiatives.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Six months period ended
Year Ended	February 28, 2025 ($)	February 29, 2024 ($)	Increase/ (Decrease) ($)
Cash (used) provided in operating activities	(836,228)	(1,566,642)	730,414
Cash (used) provided by financing activities	1,226,321	2,751,937	(1,525,616)
Cash (used) provided in investing activities	(539,410)	(562,602)	23,192
Cash at the end of the period	493,607	1,339,618	(846,011)

Net cash flow from (used in) operating activities

	Six months period ended
Description	February 28, 2025 ($)	February 29, 2024 ($)
Operating activities
Net loss	(1,253,990)	(1,530,696)
Adjustments for the following non-cash items:
Depreciation of property and equipment	42,553	43,406
Amortization of intangible assets	270,073	204,786
Depreciation on right of use asset	117,019	66,992
Interest expense on lease liability	26,824	32,215
Change in fair value of warrant liability	(35,591)	-
Foreign exchange gain (loss)	4,021	(12,685)
Net changes in non-cash working capital balances:
Trade and other receivables	(22,557)	68,622
Prepaid expenses and deposits	(41,552)	(169,105)
Accounts payable and accrued liabilities	103,551	(73,808)
Deferred government incentive	33,603	(196,369)
Deferred revenue	(80,182)	-
	(836,228)	(1,566,642)

Net Cash Flow from (Used in) Operating Activities

For the six-month period ended February 28, 2025, net cash used in operating activities was $836,228, a substantial improvement compared to $1,566,642 in the prior-year period. The reduction in cash outflows reflects improved operational efficiencies, a more disciplined approach to working capital management, and a strategic realignment of cost structures.

The net loss for the period was $1,253,990, compared to $1,530,696 in the six months ended February 29, 2024. This improvement is largely attributable to the Company’s ability to scale operations more efficiently while continuing to invest in revenue-generating activities.

Key non-cash adjustments included:

●	Amortization of intangible assets totaling $270,073, up from $204,786 in the prior year, reflecting continued investment in proprietary software development.
●	Depreciation of property, equipment, and right-of-use assets increased to $159,572 (combined), driven by growth in capitalized assets and office lease commitments.
●	A change in the fair value of warrant liabilities resulted in a non-cash gain of $35,591, reflecting valuation adjustments consistent with capital market conditions.
●	A foreign exchange gain of $4,021 was recognized, compared to a loss of $12,685 in the previous period, reflecting the impact of currency fluctuations on USD-denominated balances.

Net changes in working capital provided additional support for improved operating cash flow:

●	Accounts payable and accrued liabilities increased by $103,551, reflecting the timing of expense recognition and payment cycles.
●	Deferred government incentives increased by $33,603, providing non-dilutive support for innovation-related activities.
●	Trade and other receivables and prepaid expenses consumed $22,557 and $41,552, respectively, reflecting higher upfront costs and timing differences.
●	A reduction in deferred revenue of $80,182 reflects revenue recognition against previously collected funds.

Overall, these results highlight the Company’s strategic focus on managing operating expenses and improving the efficiency of its cash conversion cycle. Management remains committed to aligning its cost structure with revenue-generating opportunities and ensuring adequate liquidity to support long-term growth initiatives.

During the six-month period ended February 28, 2025, the Company reported net cash used in operating activities of $836,228, a significant improvement from $1,566,642 in the prior-year period. The reduction in cash outflows reflects improved working capital management, a decrease in overall operating expenses, and a more efficient allocation of resources across the business.

Net cash provided by financing activities amounted to $1,226,321, compared to $2,751,937 in the same period of the prior year. The decrease of $1,525,616 is attributed to reduced financing proceeds in the current period, despite continued access to capital through equity issuances and short-term loans. During the period, the Company completed equity financing via its shelf registration and secured director loans to support its ongoing operations and strategic initiatives.

Net cash used in investing activities totaled $539,410, slightly down from $562,602 in the comparable prior-year period. The decrease of $23,192 reflects disciplined investment in proprietary software and other technology assets, as the Company continues to enhance its digital infrastructure to drive efficiency and long-term scalability.

As of February 28, 2025, the Company had cash and cash equivalents of $493,607, compared to $1,339,618 at the end of the same period last year. The decrease in the cash position reflects the Company’s investment in technology and working capital, partially offset by equity financing.

Management remains focused on maintaining sufficient liquidity to meet operational needs and support strategic priorities. Future capital requirements will depend on the pace of business expansion, technology investments, and prevailing market conditions. The Company continues to evaluate opportunities for both non-dilutive and equity-based financing, while carefully managing cash flows and costs to support long-term growth and shareholder value.

The following table presents our liquidity:

As at:	February 28, 2025 ($)	August 31, 2024 ($)
Cash	493,607	580,356
Trade and other receivables	177,781	155,224
Prepaid expenses and deposit	199,463	157,911
	870,851	893,491

As of February 28, 2025, Pineapple Financial maintained a liquidity position, with $493,607 in cash, complemented by trade and other receivables, prepaid expenses, and deposits. This reflects the Company’s ability to fulfill its short-term obligations effectively. Cash decreased by $86,749 compared to August 31, 2024, primarily driven by higher revenue generation, disciplined expense management, and additional financing activities.

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

As of February 28, 2025, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this assessment, management concluded that our disclosure controls and procedures were effective as of February 28, 2025.

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

Financial Instruments

As of February 28, 2025, the Company’s financial instruments include cash, trade and other receivables, investments, accounts payable, and accrued liabilities.

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

As of February 28, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash	493,607			493,607
Investment			9,365	9,365

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

Our primary source of credit risk relates to the possibility of Core Business Operation’s brokerages or other customers not paying receivables. Core Business Operations manages its credit risk by performing credit risk evaluations on its brokerages and agents and monitoring overdue trade and other receivables. As of February 28, 2025, $57,750 of our trade receivables are greater than 90 days outstanding, as compared to $36,740 for February 29, 2024. A decline in economic conditions or other adverse conditions experienced by brokerage and agents could impact the collectability of the Corporation’s accounts receivable.

Our maximum exposure to credit risk approximates the carrying value of the assets on the Corporation’s consolidated statements of financial position.

As at:	February 28, 2025 ($)	August 31, 2024 ($)
Cash	493,607	580,356
Trade and other receivables	177,781	155,224
Prepaid expenses and deposit	199,463	157,911
	870,851	893,491

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of unregistered sales of equity securities during the three months ended February 29, 2025.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not applicable.

Item 5 Other Information.

None.

Item 6. EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2025, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE FINANCIAL INC.

Date: April 14, 2025	By:	/s/ Shubha Dasgupta
Shubha Dasgupta
Chief Executive Officer

Date: April 14, 2025	By:	/s/ Sarfraz Habib
Sarfraz Habib
Chief Financial Officer

