Form 10-Q
period 2025-05-31
Pineapple Financial Inc.
filed 2025-07-14
CIK 1938109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

The number of shares of the registrant’s common stock issued and outstanding, as of July 14, 2025 was 20,092,025.

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

1

Pineapple Financial Inc.

Condensed Interim Consolidated Financial Statements (Unaudited)

For the nine month period ended May 31, 2025

(Expressed in US Dollars)

Pineapple Financial Inc.

Condensed Interim Consolidated Balance Sheets - Unaudited

(Expressed in US Dollars)

As at:		May 31, 2025	August 31, 2024
Assets
Current assets
Cash		$1,134,583	$580,356
Trade and other receivables	Note 13	180,462	155,224
Prepaid expenses and deposits		81,821	157,911
		1,396,866	893,491

Investment	Note 4	9,847	10,042
Right-of-use asset	Note 10	656,070	828,674
Property and equipment	Note 5	84,570	152,610
Intangible assets	Note 6	2,555,050	2,211,775
		$4,702,403	$4,096,592

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities		$1,462,844	$1,125,477
Deferred revenue		151,328	111,921
Short term loan	Note 17	633,259	-
Current portion of lease liability	Note 10	166,355	161,508
		2,413,786	1,398,906

Deferred government incentive	Note 13	410,087	491,251
Lease liability	Note 10	672,622	815,599
Warrant liability	Note 8	363,343	41,520
		$3,859,838	$2,747,276

Shareholders’ Equity
Common shares, no par value; unlimited authorized; 20,092,025 issued and outstanding shares as of May 31, 2025 and 8,425,358 as at August 31, 2024.	Note 7	9,920,070	8,559,856
Additional paid-in capital	Note 8,9	2,955,944	2,955,944
Accumulated other comprehensive loss		(461,363)	(408,510)
Accumulated deficit		(11,572,086)	(9,757,974)
		842,565	1,349,316
		$4,702,403	$4,096,592

Description of business and going concern (note 1)

Contingencies and commitments (note 15)

Subsequent events (note 18)

Approved on behalf of Board of Directors

“Shuba Dasgupta”	“Drew Green”

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the three month and nine month ended May 31, 2025

(Expressed in US Dollars)

		Three months ended		Nine months ended
		May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
For the period ended		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	Note 16	$746,903	736,448	$2,259,396	1,971,377

Expenses
Selling, general and administrative	Note 11	527,835	491,666	1,522,778	1,545,900
Advertising and Marketing		292,489	265,395	617,987	648,197
Salaries, wages and benefits		394,648	593,202	1,223,722	1,825,786
Interest expense and bank charges		31,216	40,373	306,267	42,825
Depreciation	Note 5,6,10	219,355	220,190	648,991	535,575
Share-based compensation	Note 9	-	-	-	-
Government Incentive	Note 13	(22,109)	21,770	(70,657)	(176,326)
Total expenses		$1,443,434	1,632,596	$4,249,088	4,421,957

Loss from operations		(696,531)	(896,148)	(1,989,692)	(2,450,580)
Foreign exchange gain (loss)		(6,018)	-	(1,905)	10,751
Gain (loss) on change in fair value of warrant liability	Note 8	309,516	29,479	341,765	42,251
Gain (loss) on change in fair value of conversion feature liability		-	18,064	-	18,134
Financing costs – warrant issuance		(164,703)	-	(164,280)	-
Loss before income taxes		$(557,736)	(848,605)	$(1,814,112)	(2,379,444)

Income taxes (recovery) expense		-	-	-	-

Net loss		$(557,736)	(848,605)	$(1,814,112)	(2,379,444)
Foreign currency translation adjustment		(34,703)	(41,676)	52,853	(62,666)

Net loss and comprehensive loss		$(592,439)	(890,281)	$(1,761,259)	(2,442,110)

Loss per share - basic and diluted ($)		(0.05)	(0.12)	(0.17)	(0.33)

Weighted average number of common shares outstanding - basic and diluted		12,714,242	7,181,978	10,067,480	7,181,978
Loss per share - basic and diluted ($) (Post reverse split : 20 shares to 1 share)		(0.93)	(2.48)	(3.50)	(6.80)

Weighted average number of Common shares outstanding – basis and diluted (Post reverse split: 20 Shares to 1 Share)	Note 18	635,712	359,099	503,374	359,0991

The accompanying notes are an integral part of these condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity - Unaudited

(Expressed in US Dollars)

	Common Shares (note 7)	Additional Paid in Capital (note 8 and 9)	Accumulated other comprehensive loss	Accumulated (deficit) earnings	Total shareholders’ equity
	$	$	$	$	$
Balance, August 31, 2023	4,903,031	2,955,944	(417,727)	(5,655,315)	1,785,933

Shares issued on Initial Public offering on November 3, 2023	2,751,937	-	-	-	2,751,937
Warrants issued related to Initial Public Offering	(48,283)	-	-	-	(48,283)
Foreign exchange translation	-	-	(62,666)	-	(62,666)
Net loss	-	-	-	(2,379,444)	(2,379,444)
Balance, May 31, 2024	7,606,685	2,955,944	(480,393)	(8,034,759)	2,047,477

Shares issued	953,171	-	-	-	953,171
Foreign exchange translation	-	-	71,883	-	71,883
Net loss	-	-	-	(1,723,215)	(1,723,215)
Balance, August 31, 2024	8,559,856	2,955,944	(408,510)	(9,757,974)	1,349,316

Shares issued against S3	731,922	-	-	-	731,922
Shares issued against FPO	628,292	-	-	-	628,292
Foreign exchange translation	-	-	(52,853)	-	(52,853)
Net loss	-	-	-	(1,814,112)	(1,814,112)
Balance, May 31, 2025	9,920,070	2,955,944	(461,363)	(11,572,086)	842,565

The accompanying notes are an integral part of these consolidated unaudited condensed interim financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Cash Flow - Unaudited

(Expressed in US Dollars)

		Nine Months Ended
		May 31, 2025	May 31, 2024
For the period ended:		(Unaudited)	(Unaudited)
		$	$
Cash provided by (used for) the following activities

Operating activities
Net loss for the three months		(1,814,112)	(2,379,444)
Adjustments for the following non-cash items:
Depreciation of property and equipment	Note 5	64,201	65,300
Amortization of intangible assets	Note 6	430,391	369,993
Depreciation on right of use asset	Note 10	154,399	100,282
Interest expense on lease liability	Note 10	39,601	47,482
Change in fair value of warrant liability		341,765	(42,251)
Foreign exchange gain (loss)		(1,905)	(10,751)
Change in fair value of conversion feature liability	Note 18	-	(18,133)
Net changes in non-cash working capital balances:
Trade and other receivables		(25,238)	607,724
Prepaid expenses and deposits		76,090	65,976
Accounts payable and accrued liabilities		337,367	(74,756)
Deferred government incentive		(81,164)	(175,032)
Deferred revenue		39,407	-
		(439,198)	(1,443,610)

Financing activities
Share capital issuance	Note 7	1,360,214	2,751,937
Proceed from loan	Note 17	633,259	-
Note payable proceed		-	300,000
Repayment of loan		-	(430,099)
Repayment of lease obligations	Note 10	(157,146)	(141,032)
		1,836,327	2,480,806

Investing activities
Additions to intangible assets	Note 6	(811,443)	(896,223)
Additions to property and equipment	Note 5	-	(4,962)
		(811,443)	(901,185)

Net change in cash		585,686	136,011
Effect of changes in foreign exchange rates		(31,459)	(107,607)
Cash, beginning of period		580,356	720,365
Cash, end of the period		1,134,583	748,769

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended May 31, 2025 - Unaudited

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

The Company was incorporated in 2006 under the Ontario Business Corporations Act. Its head office is located at 200-111 Gordon Baker Road, Toronto, Ontario, M2H 3R1, Canada. The Company completed its Initial Public Offering on October 31, 2023, raising gross proceeds of $3,500,000, and commenced trading on the NYSE American under the ticker symbol “PAPL” on November 1, 2023.

Subsequently, the Company received a notice of delisting from the NYSE American due to non-compliance with certain continued listing standards. The Company is currently in the appeal process regarding this delisting. In the interim, the Company’s common shares commenced trading on the OTC Markets under the symbol “PAPLF” (OTCPK).

The Company continues to actively pursue its appeal and is evaluating its options with respect to relisting on a national securities exchange.

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended May 31, 2025 - Unaudited

(Expressed in US Dollars)

1. Description of business (continued from previous page)

Going Concern

The Company continues to focus its efforts predominantly on research and development activities. During this process, it has incurred significant operating losses, a trend expected to persist for the foreseeable future. As of May 31, 2025, the Company reported an accumulated deficit of $11,572,086 compared to $9,757,974 as of August 31, 2024. Negative cash flows from operating activities amounted to $439,198 during the nine months ended May 31, 2025, as compared to $1,443,610 in the prior corresponding period.

To sustain its operations during the nine-month period end May 31, 2025, the Company raised grossly $2.497 million issuance of common shares, warrants and pre-funded warrants. In addition, company also borrowed short term loan $633,259 from directors to meet the working capital requirements. In addition, the Company maintains Equity Line of Credit of up to $15.00 million, which it intends to draw upon once its securities are registered with the Ontario Securities Commission. It is also exploring additional capital and financing sources such as director’s loan while managing existing working capital resources. However, the Company’s ability to continue as a going concern is subject to its capacity to achieve future profitability and secure the necessary funding to meet obligations as they arise. The uncertainty surrounding its ability to raise financial capital and generate profitable operations raises substantial doubt about its ability to continue as a going concern.

These condensed interim consolidated financial statements do not include adjustments that might be necessary should the Company be unable to continue as a going concern.

The consolidated financial statements were authorized for issue by the Board of Directors on July 14, 2025

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended May 31, 2025 - Unaudited

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended May 31, 2025 - Unaudited

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

Impairment of long-lived assets

Property, plant and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not recoverable. Judgement is involved in identifying events and changes in circumstances.

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended May 31, 2025 - Unaudited

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

4. Investment

During the year ended August 31, 2021, the Company purchased an investment in a private company. The Company holds a 5% interest with no significant influence. The investment is recorded at FVTPL using level 3 inputs. As at May 31, 2025, the Company recognized a $Nil change in fair value (2024- $Nil). Change in fair value during the current period is due to foreign exchange translation.

5. Property and equipment

The Company’s property and equipment consist of equipment, furniture, IT equipment, leasehold improvements and laptops.

Property and equipment
Cost

Balance, August 31, 2023	$349,283
Additions	4,991
Translation adjustment	569
Balance, August 31, 2024	$355,576
Translation adjustment	(6,908)
Balance, May 31, 2025	$348,668

Accumulated depreciation
Balance, August 31, 2023	$107,192
Depreciation	87,803
Translation adjustment	7,971
Balance, August 31, 2024	$202,966
Depreciation	64,201
Translation adjustment	(3,069)
Balance, May 31, 2025	$264,098

Net carrying value
May 31, 2025	$84,570
August 31, 2024	$152,610

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended May 31, 2025 - Unaudited

(Expressed in US Dollars)

6. Intangible assets

During the current period, the Company capitalized development costs related to internally generated software classified as intangible assets.

Intangible assets
Cost
Balance, August 31, 2023	$2,057,525
Additions	1,112,399
Translation adjustment	(1,794)
Balance, August 31, 2024	$3,168,130
Additions	811,443
Translation adjustment	(50,493)
Balance, May 31, 2025	$3,929,080

Accumulated amortization
Balance, August 31, 2023	$338,571
Amortization	616,532
Translation adjustment	1,252
Balance, August 31, 2024	$956,355
Amortization	430,391
Translation adjustment	(12,716)
Balance, May 31, 2025	$1,374,030

Net carrying value
May 31, 2025	$2,555,050
August 31, 2024	$2,211,775

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended May 31, 2025 - Unaudited

(Expressed in US Dollars)

7. Share capital

Authorized share capital

The authorized share capital of the Company consists of an unlimited number of common shares with no par value.

	#	$
Balance, August 31, 2023	6,306,984	4,903,031

Issuance of Common Shares on Initial Public Offering	875,000	3,500,000
Issuance of Common Share against Conversion Note	501,875	465,680
Issuance of Common Shares on Equity Purchase Agreement	741,499	487,491
Share Issuance Costs	-	(748,063)
Warrants issued	-	(48,283)
Balance, August 31, 2024	8,425,358	8,559,856

Issuance of Common Shares against S3	382,667	232,708
Issuance of Common Shares against Pre-funded warrants	1,284,000	780,769
Issuance of Common Shares against FPO	10,000,000	834,000
Shares Issuance Costs	-	(487,263)
	11,666,667	1,360,214
Balance, May 31, 2025	20,092,025	9,920,070

During the nine months ended May 31, 2025, the Company issued 382,667 common shares under its Form S-3 shelf registration and 10.00 million common shares under Follow-up Public Offering (FPO). The gross proceeds received from the issuance of the pre-funded warrants were initially recorded within additional paid-in capital before it was exercised. During the period, 1,284,000 pre-funded warrants were exercised, resulting in the issuance of 1,284,000 common shares.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended May 31, 2025 - Unaudited

(Expressed in US Dollars)

8. Warrants

a)	Common Share purchase warrant

#
Balance, August 31, 2024	1,652,988
Warrants issued against FPO	10,000,000
Balance, May 31, 2025	11,652,988

b)	Pre-funded warrant

Pre-funded warrant issued November 13, 2024	1,284,000	563,824
Shares exercised	(1,284,000)	(563,824)
Balance, May 31, 2025	-	-

The purchase price of each Pre-Funded Warrant is $0.5999, which is equal to the price per share at which the Shares are being sold, minus $0.0001, the exercise price of each Pre-Funded Warrant. During the period, 1,284,000 pre-funded warrants were exercised and converted into the common shares of the Company.

c)	Warrant Liability

On November 3, 2023, the Company issued 26,250 warrants at an exercise price of $4 with an expiry date of October 31, 2028.

On May 10, 2024 the Company entered into a convertible debt transaction and issued 1,000,000 warrants at an exercise price of $5 with an expiry date of February 10, 2025. These warrants expired on February 9, 2025.

On May 7, 2025 the Company issued 10.00 million warrants at an exercise price of $0.15 with an expiry date of May 06, 2030. As per ASC 815 these instruments did not meet the criteria to be classified as equity instruments as such were classified as financial liabilities. Below is the continuity of the warrant liability valuation.

The warrants issued on November 3, 2023 were valued using the Black-Scholes method with the share price of $0.04, exercise price of $4, term of 3.42 years, risk free rate of 2.55% and volatility of 170.38% at issuance as at May 31, 2025.

The warrants issued on May 07, 2025 were valued using the Black-Scholes method with the share price of $0.04, exercise price of $0.15, term of 4.75 years, risk free rate of 3.95% and volatility of 170.38% at issuance as at May 31, 2025.

	#	$
Balance at August 31, 2024	1,026,250	41,520
Warrants expired	(1,000,000)	(1,455)
Warrants issued	10,000,000	666,000
Change in fair value of warrant liability		(341,765)
Translation adjustment		(957)
Fair Value of Warrants at May 31, 2025	10,026,250	363,343

As at May 31, 2025 the warrants have no intrinsic value (August 31, 2024 – nil).

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended May 31, 2025 - Unaudited

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

Options granted on June 14, 2021, vest over a 2-year period whereby 25% of the options granted vested on the date of grant, and the remaining unvested options vest in equal instalments every 6-months thereafter. The fair value of stock options granted was $1,317,155. A total stock-based compensation expense was recognized of $Nil for the nine months period ended May 31, 2025 (August 31, 2024 - $Nil).

The following reconciles the options outstanding at the beginning and end of the period that were granted to eligible participants pursuant to the Plan:

	May 31, 2025		August 31, 2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	#	$	#	$
Balance, beginning of period	565,689	3.61	565,689	3.72
Forfeited during the period	-	-	-	-
Balance as at period end	565,689	3.61	565,689	3.61
Exercisable as at period end	565,689	3.61	565,689	3.61

As at May 31, 2025, the options have no intrinsic value (August 31, 2024 – nil). As at May 31, 2025, all options are exercisable with a weighted average remaining life of 1.10years (August 31, 2024 – 1.8 years)

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended May 31, 2025 - Unaudited

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

The following schedule shows the movement in the Company’s right-of-use asset:

Right-of-use asset

Cost
Balance, August 31, 2023	$1,177,721
Translation adjustment	(42,737)
Balance, August 31, 2024	1,134,984
Translation adjustment	(15,686)
Balance, May 31, 2025	$1,119,298

The right-of-use asset is being depreciated on a straight-line basis over the remaining lease term.

Accumulated Depreciation
Balance, August 31, 2023	$217,344
Depreciation	134,508
Translation adjustment	(45,542)
Balance, August 31, 2024	$306,310
Depreciation	154,399
Translation adjustment	2,519
Balance, May 31, 2025	$463,228

Carrying Amount
May 31, 2025	$656,070
August 31, 2024	$828,674

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended May 31, 2025 - Unaudited

(Expressed in US Dollars)

10. Right-of-use asset and lease liability (continued)

The following schedule shows the movement in the Company’s lease liability during the period:

	May 31, 2025	August 31, 2024

Balance, beginning of period	$977,107	$1,107,961
Interest Expense	39,601	62,604
Lease payments	(157,146)	(196,703)
Translation Adjustment	(20,583)	3,245
Balance, end of period	$838,977	$977,107

Current	166,355	161,508
Non-Current	672,622	815,599
	$838,977	$977,107

The following table provides a maturity analysis of the Company’s lease liability. The amounts disclosed in the maturity analysis are the contractual undiscounted cash flows before deducting interest or finance charges:

2025	209,895
2026	211,251
2027	211,315
2028	221,088
2029	197,201
2030	82,167
$1,132,917

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended May 31, 2025 - Unaudited

(Expressed in US Dollars)

11. Expenses

The following table provides a breakdown of the selling, general and administrative:

	Nine months ended
	May 31, 2025	May 31, 2024
	$	$
Software Subscription	624,587	663,424
Office and general	114,864	117,213
Professional fees	108,359	157,531
Dues and Subscriptions	364,287	146,964
Rent	140,168	155,628
Consulting fees	45,483	45,167
Travel	25,467	137,940
Donations	789	7,406
Lease expense	507	54,946
Insurance	98,267	59,681
	1,522,778	1,545,900

	Three months ended
	May 31, 2025	May 31, 2024
	$	$
Software Subscription	174,116	260,951
Office and general	31,170	61,515
Professional fees	47,866	11,871
Dues and Subscriptions	165,688	(5,149)
Rent	54,997	57,528
Consulting fees	15,888	20,663
Travel	2,108	51,867
Donations	-	2,759
Insurance	36,002	29,661
	527,835	491,666

12. Related party transactions and balances

Compensation of key management personnel includes the CEO, COO, CSO, and CFO:

	May 31, 2025	May 31, 2024
	$	$
Salaries, Wages and benefits	382,151	554,828

Un-secured loans received from directors are disclosed in Note 17.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended May 31, 2025 - Unaudited

(Expressed in US Dollars)

13. Deferred government incentive

The Company was eligible for the Government of Canada Scientific Research and Experimental Development (SRED) program up to November 3, 2023. The Company has accrued $86,937 of SRED receivable as at May 31, 2025, which is recognized in trades and other receivables in the condensed interim consolidated balance sheet. A portion of the funds received is related to costs that have been capitalized for the development of internally generated software recognized as intangible asset in Note 6. As at May 31, 2025 $70,657 (May 31, 2024 $176,326) was recognized as recovery of operating expenses in the condensed interim consolidated statement of operations and comprehensive loss.

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

The maximum credit exposure at May 31, 2025 is the carrying amount of cash and trade receivables. The Company’s exposure to credit risk is considered to be low, given the size and nature of the various counterparties involved and their history of performance.

The Company has not historically incurred any significant credit loss in respect of its trade receivables. Based on consideration of all possible default events over the assets’ contractual lifetime, the expected credit loss in respect of the Company’s trade receivables was minimal as at May 31, 2025 and August 31, 2024.

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

Management and the Board of Directors review the Company’s capital management approach on an ongoing basis and believe this approach, given the relative size of the Company, is reasonable. The Company is not subject to externally imposed capital requirements. The Company’s capital management objectives, policies and processes have remained unchanged during the period ended May 31, 2025.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements for period ended May 31, 2025 - Unaudited

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

See note 10 related to lease commitments.

16. Disaggregation of revenue

	Nine months ended
	May 31, 2025	May 31, 2024
	$	$
Gross Billing	13,048,445	11,450,989
Commission expense	11,969,345	10,456,703
Commission revenue	1,079,099	994,286

Subscription revenue	559,993	560,261
Sponsorship revenue	169,928	-
Other revenue	357,592	301,585
Underwriting revenue	92,784	115,245
Total revenue	2,259,396	1,971,377

	Three months ended
	May 31, 2025	May 31, 2024
	$	$
Gross Billing	4,400,201	4,128,220
Commission expense	4,158,334	3,717,457
Commission revenue	241,867	410,762

Subscription revenue	191,927	181,874
Sponsorship revenue	237,109	63,762
Other revenue	40,857	38,556
Underwriting revenue	35,143	41,494
Total revenue	746,903	736,448

17. Loan

Company obtained $587,520 un-secured loan from directors. The loan is repayable in twelve months and carries 12 percent interest. $45,739 was interest payable as at May 31, 2025. Total loan outstanding is $633,259.

18. Subsequent events

The Company has evaluated subsequent events through the date of filing this Form 10-Q and has identified the following events requiring disclosure:

1.	Reverse Stock Split — On June 26, 2025, following approval at a special meeting of shareholders, the Board of Directors approved a reverse stock split of the Company’s common shares at a ratio of 20-for-01. The stock split was declared, but not yet effective as the date the financial statements are issued and therefore unaudited pro-forma retrospective adjusted earnings per share information is disclosed on the Statement of Operations and Comprehensive Loss in addition to the historical earnings per share disclosure.

2.	NYSE American Delisting Notice — The Company received a notice of delisting from the NYSE American due to its shares trading below the minimum price requirement, resulting in classification as penny stock. The Company has filed an appeal, and the hearing is scheduled for July 17, 2025. Management expects that the reverse stock split will enable the Company’s securities to regain compliance and remain listed.

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

Summary of the Nine months Ended May 31, 2025

Financial and Operational Highlights

During the nine-month period ended May 31, 2025, we originated $1,183.62 million in residential mortgage loans, representing an increase of $99.85 million or 9.21% compared to the $1,083.77 million originated during the same period in the prior year.

Our net loss for the period was $1.814 million, reflecting an improvement of $0.0.565 million, or 23.76%, compared to a net loss of $2.379 million in the nine months ended May 31, 2024. The improvement in net results is primarily attributable to higher loan origination volumes and ongoing cost management initiatives.

The Company’s functional currency is the Canadian dollar (CAD), while its reporting currency is the U.S. dollar (USD). During the reporting period, the CAD depreciated by an average of 2.64% compared to the average CAD/USD exchange rate during the same period in the prior year, which had a modest impact on the translation of financial results.

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

	Nine months period Ended May 31,
	2025	2024	2023
Mortgage volume	1,183,621,251	1,083,771,257	966,531,247
Gross billing	13,048,445	11,450,989	11,097,689
Commission expense	11,969,345	10,456,703	10,340,720
Net sales revenue	1,079,099	994,286	756,969
Underwriting revenue	92,784	115,244	181,022
Subscription revenue	559,993	560,261	999,932
Other income	527,520	301,585	-

	Three months ended May 31,
	2025	2024	2023
Mortgage volume	412,428,436	377,640,286	307,734,120
Gross billing	4,400,201	4.449,848	3,814,083
Commission expense	4,158,334	3,713,400	3,210,852
Net sales revenue	241,867	736,448	603,231
Underwriting revenue	35,143	41,454	16,751
Subscription revenue	191,927	181,701	106,572
Other income	277,966		-

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

Comparison of the nine months ended May 31, 2025 and May 31, 2024

Period Ended	May 31, 2025 ($)	May 31, 2024 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Gross Billing	14,228,741	13,422,366	806,375	15.23
Commission	11,969,345	11,450,989	518,356	15.92
Revenue	2,259,396	$1,971,377	288,019	11.78
Expenses
Selling, general and administrative	1,522,778	1,545,900	(23,122)	(3.56)
Advertising and Marketing	617,987	648,197	(30,210)	(19.08)
Salaries, wages and benefits	1,223,722	1,825,786	(602,064)	(30.14)
Interest expense and bank charges	306,267	42,825	263,442	448..93
Depreciation	648,991	535,575	113,416	36.32
Government Incentive	(70,657)	(176,326)	105,669	(39.60)
Total expense	4,249,088	$4,421,957	(172,869)	(3.48)
Loss from operations	(1,989,692)	(2,450,580)	460,888	(16.76)
Foreign exchange gain (loss)	(1,905)	10,751	(12,656)	(62.67)
Gain(loss) on change in fair value of warrant liability	341,765	42,251	299,514	180.05
Gain(loss) on change in fair value of conversion feature warrant liability	-	18,134	(18,134)	(100)
Financing cost – warrant issuance	(164,280)	-	(164,280)	(100)
Loss before income taxes	(1,814,112)	$(2,379,444)	(565,332)	(23.76)
Loss after income taxes	(1,814,112)	(2,379,444)

Comparison of the three months years ended May 31, 2025 and May 31, 2024

Period Ended	May 31, 2025 ($)	May 31, 2024 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Gross Billing	4,905,237	4,449,848	455,389	10.23
Commission	4,158,334	3,713,400	444,934	11.98
Revenue	746,903	$736,448	10,455	1.42
Expenses
Selling, general and administrative	527,835	491,666	36,169	7.36
Advertising and Marketing	292,489	265,395	27,094	10.21
Salaries, wages and benefits	394,648	593,202	(198,554)	(33.47)
Interest expense and bank charges	31,216	40,373	(9,157)	(22.68)
Depreciation	219,355	220,190	(835)	(0.38)
Government Incentive	(22,109)	(21,770)	(43,879)	(201.56)
Total expense	1,443,434	$1,632,596	(189,162)	(11.59)
Loss from operations	(696,531)	(896,148)	(199,617)	(22.28)
Foreign exchange gain (loss)	(6,018)	-	(6,018)
Gain(loss) on change in fair value of warrant liability	309,516	29,479	280,037	949.95
Gain(loss) on change in fair value of conversion feature liability	-	18,064	(18,064)	100
Financing cots – warrants issued	(164,703)	-	(164,703)	100
Loss before income taxes	(557,736)	$(848,605)	290,869	(34.28)
Loss after income taxes	(557,736)	(848,605)

Revenue and Cost Analysis

For the nine-month period ended May 31, 2025, gross billings increased to $14.23 million, compared to $13.42 million for the same period last year, representing an increase of 15.23%. This reflects the Company’s continued resilience in its core mortgage and brokerage operations despite macroeconomic headwinds. While interest rate adjustments by the Bank of Canada have supported early signs of housing market recovery, transaction volumes remain below pre-pandemic levels.

Commission expense, which primarily includes payments to mortgage agents, rose proportionately to $11.97 million, compared to $11.45 million in the same period last year, an increase of 15.92%. This increase is aligned with higher gross billings and demonstrates the Company’s strategy of leveraging experienced, high-volume agents to maintain transaction throughput.

Revenue for the period increased to $2.26 million, up from $1.97 million for the prior-year period, reflecting an increase of 11.78%. This improvement is attributable to a continued focus on optimizing profitability by carefully managing agent mix and strategically reallocating resources toward more profitable channels.

Margin Improvements and Operational Efficiency

Total expenses for the nine months decreased by 3.48% year-over-year, driven primarily by a reduction in salaries, wages, and benefits, which declined by 30.14% compared to the prior period. This reduction reflects ongoing cost containment initiatives and efficiency measures. Increases in depreciation and interest expenses were partially offset by these savings.

Other Items and Comprehensive Loss

The Company recognized a gain of $341,765 related to the change in fair value of its warrant liability, up from $42,251 for the same period last year, due to issuance of warrants on May 07, 2025 and adjustments tied to market conditions. Financing costs related to warrant issuance totaled $164,280 for the period. As a result, the loss before income taxes improved to $(1.81) million, compared to $(2.38) million for the same period last year, reflecting disciplined cost controls and improved non-cash valuation items.

Quarterly Performance

For the three-month period ended May 31, 2025, gross billings increased to $4.91 million, compared to $4.45 million for the same quarter in the prior year, an increase of 10.23%. This steady performance highlights the Company’s ongoing ability to maintain transaction flow despite seasonal variations and a gradually stabilizing market.

Commission expense rose by 11.98% to $4.16 million, in line with the increase in gross billings, as the Company continues to rely on high-volume agents to drive top-line growth. Revenue for the quarter increased slightly to $746,903 from $736,448 in the prior-year quarter, an increase of 1.42%.

Total expenses for the quarter decreased by 11.59% to $1.44 million, primarily due to lower salary and benefit costs and continued operational efficiencies. The Company also recognized a gain of $309,516 on the change in the fair value of its warrant liability, compared to $29,479 in the same quarter last year, further supporting an improvement in net loss before taxes to $(557,736) from $(848,605) for the prior-year quarter, an improvement of 34.28%.

Outlook

Management remains focused on balancing transaction volume growth with disciplined cost management to protect margins and shareholder value. The Company will continue to monitor macroeconomic developments closely and is positioned to capture growth opportunities as the housing and mortgage markets stabilize, while maintaining operational efficiencies and strengthening its financial position.

Selling, General and Administrative Expenses.

The breakdown of selling, general and administrative expenses are as follows:

	Nine months period ended		Increase/	Increase/
Period Ended	May 31, 2025 ($)	May 31, 2024 ($)	(Decrease) ($)	(Decrease) %
Software subscription	624,587	663,424	(38,837)	(5.85)
Office and general	114,864	117,213	(2,349)	(2.00)
Professional fee	108,359	157,531	(49,172)	(31.21)
Dues and subscription	364,287	146,964	217,323	147,.87
Rent	140,168	155,628	(15,460)	(9.93)
Consulting fee	45,483	45,167	316	0.70
Travel	25,467	137,940	(112,473)	(81.54)
Donations	789	7,406	(6,617)	(89.35)
Lease expense	507	54,946	(54,439)	(99.08)
Insurance	98,267	59,681	38,586	64.65
	1,522,778	1,545,900	(23,122)	(1.50)

Selling, General, and Administrative Expenses

For the nine-month period ended May 31, 2025, selling, general, and administrative (SG&A) expenses totaled $1,522,778, representing a slight decrease of 1.50% compared to $1,545,900 for the same period in the prior year. This reflects the Company’s continued commitment to disciplined cost management while strategically reallocating spending to priority areas.

Software Subscription

Software subscription expenses decreased by $38,837 (5.85%), from $663,424 to $624,587. The reduction is primarily due to the discontinuation of Salesforce subscriptions effective April 1, 2025, following the successful implementation of the Company’s internally developed system, which is expected to improve cost efficiency and data control.

Office and General

Office and general expenses decreased modestly by $2,349 (2.00%) year-over-year, reflecting tight cost discipline across day-to-day administrative expenditures.

Professional Fees

Professional fees decreased by $49,172 (31.21%), from $157,531 to $108,359. This reduction is due to decreased reliance on external legal and advisory services after the Company streamlined its compliance and reporting workflows following its public listing.

Dues and Subscriptions

Dues and subscriptions increased significantly by $217,323 (147.87%) to $364,287 from $146,964 in the prior period. This increase is attributable to the Company’s expanded engagement with industry groups, data services, and technology associations to strengthen market insights and maintain competitive positioning in a dynamic regulatory environment.

Rent

Rent expense decreased by $15,460 (9.93%) to $140,168 from $155,628, reflecting the renegotiation of lease terms and more efficient space utilization aligned with hybrid work arrangements.

Consulting Fees

Consulting fees remained broadly flat at $45,483, compared to $45,167 in the same period last year, reflecting consistent use of specialized external expertise for targeted strategic initiatives.

Travel

Travel expenses decreased significantly by $112,473 (81.54%), from $137,940 to $25,467. The decrease reflects continued restrictions on discretionary travel and the increased use of virtual collaboration tools across operations and stakeholder engagement.

Donations

Donations decreased by $6,617 (89.35%), from $7,406 to $789, in line with management’s decision to prioritize cost containment and focus resources on core business operations.

Lease Expense

Lease expense decreased materially by $54,439 (99.08%) to $507 from $54,946, primarily due to the termination of non-core leased assets and a shift toward more cost-effective operating arrangements.

Insurance

Insurance expenses increased by $38,586 (64.65%) to $98,267, compared to $59,681 in the prior year. The increase primarily reflects higher costs for enhanced coverage under the Company’s director and officer (D&O) insurance program and expanded liability protection requirements as a public company.

The breakdown of selling, general and administrative expenses are as follows:

	Three months period ended		Increase/	Increase/
Period Ended	May 31, 2025 ($)	May 31, 2024 ($)	(Decrease) ($)	(Decrease) %
Software subscription	174,116	260,951	(86,835)	(33.28)
Office and general	32,112	60,558	(28,446)	(46.97)
Professional fee	47,866	11,871	35,995	303.21
Dues and subscription	165,688	(5,149)	170,837	3,317.88
Rent	54,997	57,528	(2,531)	(4.40)
Consulting fee	15,888	20,663	(4,775)	(23.11)
Travel	2,108	51,867	(49,759)	(95.94)
Donations	-	2,759	(2,759)	(100.00)
Lease expense	(942)	956	(1,898)	(198.55)
Insurance	36,002	29,661	6,341	21.38
	527,835	491,666	36,169	7.36

Selling, General, and Administrative Expenses

For the three-month period ended May 31, 2025, selling, general, and administrative (SG&A) expenses totaled $527,835, representing an increase of 7.36% compared to $491,666 for the same period in the prior year. The increase reflects higher professional services and subscription costs to support operational requirements during the quarter.

Software Subscription

Software subscription expenses decreased by $86,835 (33.28%) to $174,116, compared to $260,951 for the same quarter last year. This decrease is primarily due to the Company’s decision to discontinue its Salesforce subscription effective April 1, 2025, following the launch of its internally developed system.

Office and General

Office and general expenses decreased by $28,446 (46.97%) to $32,112, reflecting tighter cost controls and reduced spending on day-to-day administrative costs during the quarter.

Professional Fees

Professional fees increased significantly by $35,995 (303.21%) to $47,866, compared to $11,871 in the same quarter last year. The increase is due to higher legal, audit, and advisory fees related to regulatory filings and corporate compliance activities during the quarter.

Dues and Subscriptions

Dues and subscriptions increased by $170,837, moving from a net credit of $(5,149) in the prior period to $165,688 in the current quarter. The increase reflects expanded participation in industry groups and access to specialized data platforms to enhance market positioning.

Rent

Rent expenses remained relatively stable, decreasing slightly by $2,531 (4.40%) to $54,997, reflecting continued optimization of office space.

Consulting Fees

Consulting fees decreased by $4,775 (23.11%) to $15,888, reflecting lower reliance on external consultants during the quarter as core projects were transitioned to in-house teams.

Travel

Travel expenses decreased by $49,759 (95.94%) to $2,108, compared to $51,867 in the prior-year quarter. The decrease is due to continued travel restrictions and increased use of virtual meetings for internal and external engagement.

Donations

No donations were made during the quarter, compared to $2,759 in the same period last year, consistent with the Company’s focus on directing funds toward operational priorities.

Lease Expense

Lease expense decreased by $1,898 (198.55%), reflecting adjustments for the reduction of non-core leased equipment.

Insurance

Insurance expenses increased by $6,341 (21.38%) to $36,002, reflecting ongoing adjustments for expanded coverage under the Company’s director and officer insurance program and general liability coverage.

Expenses

	Nine months period ended		Increase/	Increase/
Period Ended	May 31, 2025 ($)	May 31, 2024 ($)	(Decrease) ($)	(Decrease) %
Advertising and marketing	617,987	648,197	(30,210)	(4.66)
Salaries, wages and benefits	1,223,722	1,825,786	(602,064)	(32.98)
Interest expense and bank charges	306,267	42,825	263,442	614.16
Depreciation	648,991	535,575	113,416	21.18
Government incentive	(70,657)	(176,326)	(105,669)	(59.93)

Operating Expenses and Other Income

For the nine-month period ended May 31, 2025, the Company continued to focus on disciplined cost control while investing in areas that support operational efficiency and regulatory compliance. Below is a breakdown of key expense line items:

Advertising and Marketing

Advertising and marketing expenses decreased by $30,210 (4.66%) to $617,987, compared to $648,197 in the same period last year. The decrease reflects more targeted marketing campaigns and improved allocation of digital marketing spend to higher-conversion channels.

Salaries, Wages and Benefits

Salaries, wages and benefits decreased by $602,064 (32.98%) to $1,223,722, compared to $1,825,786 in the prior year. The decrease is primarily due to workforce optimization initiatives, including streamlining certain non-core roles and aligning staffing levels with current transaction volumes.

Interest Expense and Bank Charges

Interest expense and bank charges increased significantly by $263,442 (614.16%) to $306,267, compared to $42,825 for the same period last year. The increase is primarily driven by higher interest costs related to new financing facilities secured to support working capital needs and costs associated with the issuance of warrants during the period.

Depreciation

Depreciation expense increased by $113,416 (21.18%) to $648,991, compared to $535,575 in the prior period. The increase reflects additional amortization of new capitalized technology investments, including the internally developed platform that replaced the Salesforce system.

Government Incentive

Government incentives decreased by $105,669 (59.93%) to $(70,657), compared to $(176,326) in the prior year. The reduction reflects lower available grant funding in the current fiscal period as prior-year government support programs concluded.

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

The following table summarizes our cash flows from operating, investing and financing activities:

	Nine months period ended		Increase/
Year Ended	May 31, 2025 ($)	May 31, 2024 ($)	(Decrease) ($)
Cash (used) provided in operating activities	(439,198)	(1,443,610)	(1,004,412)
Cash (used) provided by financing activities	1,836,327	2,480,806	(644,479)
Cash (used) provided in investing activities	(811,443)	(901,185)	(89,742)
Cash at the end of the period	1,134,583	748,769	385,814

Net cash flow from (used in) operating activities

	Nine months period ended
Description	May 31, 2025 ($)	May 31, 2024 ($)
Operating activities
Net loss	(1,814,112)	(2,379,444)
Adjustments for the following non-cash items:
Depreciation of property and equipment	64,201	65,300
Amortization of intangible assets	430,391	369,993
Depreciation on right of use asset	154,399	100,282
Interest expense on lease liability	39,601	47,482
Change in fair value of warrant liability	341,765	(42,251)
Foreign exchange gain (loss)	(1,905)	(10,751)
Change in fair value of warrant liability
Change in fair value of conversion feature liability		(18,133)
Net changes in non-cash working capital balances:
Trade and other receivables	(25,238)	607,724
Prepaid expenses and deposits	76,090	65,976
Accounts payable and accrued liabilities	337,367	(74,756)
Deferred government incentive	81,164	(175,032)
Deferred revenue	39,407	-

For the nine-month period ended May 31, 2025, net cash used in operating activities was $(439,198), a substantial improvement compared to $(1,443,610) for the same period in the prior year. The reduction in operating cash outflows reflects improved operational efficiencies, continued cost discipline, and a more effective approach to managing working capital.

The net loss for the period was $(1,814,112), compared to $(2,379,444) for the same nine-month period last year. This improvement is primarily due to more efficient operations, tighter expense management, and adjustments related to non-cash fair value changes.

Key non-cash adjustments included:

●	Amortization of intangible assets totaling $430,391, up from $369,993, reflecting continued investment in proprietary technology and systems.

●	Depreciation of property and equipment was $64,201, in line with $65,300 last year, while depreciation on right-of-use assets increased to $154,399, compared to $100,282, due to new office and equipment lease commitments.

●	Interest expense on lease liability totaled $39,601, slightly lower than $47,482 in the prior period.

●	The Company recorded a gain on change in fair value of warrant liability of $341,765, compared to a loss of $(42,251) last year, due to updated valuations reflecting prevailing capital market conditions.

●	A foreign exchange loss of $(1,905) was recorded, compared to a gain of $10,751 in the prior-year period.

Net changes in non-cash working capital provided further support for improved operating cash flow:

●	Trade and other receivables increased slightly by $(25,238), reflecting timing differences on collections.

●	Prepaid expenses and deposits increased by $76,090, up from $65,976, due to upfront payments for strategic services and subscriptions.

●	Accounts payable and accrued liabilities increased by $337,367, compared to a reduction of $(74,756) last year, highlighting more effective management of vendor payments.

●	Deferred government incentives rose by $81,164, compared to a decrease of $(175,032) in the prior year.

●	Deferred revenue of $39,407 reflects upfront billings for services to be delivered in future periods.

Net cash provided by financing activities for the nine-month period amounted to $1,836,327, compared to $2,480,806 in the same period last year. The decrease of $644,479 is primarily attributable to lower net proceeds from financing transactions during the period, while the Company continued to utilize equity and debt facilities to support operations and growth initiatives.

Net cash used in investing activities was $(811,443), compared to $(901,185) in the prior period, a decrease of $89,742. This reflects disciplined investment in intangible assets and capital expenditures as the Company focuses on enhancing its proprietary systems and technology infrastructure.

As of May 31, 2025, the Company’s cash and cash equivalents stood at $1,134,583, an increase of $385,814 compared to $748,769 at the end of the same period last year, demonstrating progress in strengthening liquidity despite ongoing investments in technology and working capital.

Management remains focused on maintaining a healthy cash position to meet near-term operating requirements while supporting strategic investments. The Company continues to evaluate both non-dilutive and equity-based funding options to strengthen its balance sheet, expand its technology roadmap, and drive long-term shareholder value.

The following table presents our liquidity:

As at:	May 31, 2025 ($)	August 31, 2024 ($)
Cash	1,134,583	580,356
Trade and other receivables	180,462	155,224
Prepaid expenses and deposit	81,821	157,911
	1,396,866	893,491

As of May 31, 2025, Pineapple Financial maintained a solid liquidity position with $1,134,583 in cash, supplemented by $180,462 in trade and other receivables and $81,821 in prepaid expenses and deposits, bringing total current liquid assets to $1,396,866. This compares favorably to $893,491 as at August 31, 2024, reflecting an increase of $503,375. The improvement is primarily attributable to new equity injection, stronger revenue generation, continued expense discipline, and the Company’s successful execution of targeted financing activities during the period.

Management remains focused on preserving adequate liquidity to meet short-term obligations while supporting strategic investments to drive sustainable growth. The Company continues to monitor its cash flows and working capital needs to ensure prudent resource allocation in line with its operational and expansion objectives.

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

As of May 31, 2025, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this assessment, management concluded that our disclosure controls and procedures were effective as of May 31, 2025.

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

Financial Instruments

As of May 31, 2025, the Company’s financial instruments include cash, trade and other receivables, investments, accounts payable, and accrued liabilities.

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

As of May 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash	1,134,583			1,134,583
Investment			9,847	9,847

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

Our primary source of credit risk relates to the possibility of Core Business Operation’s brokerages or other customers not paying receivables. Core Business Operations manages its credit risk by performing credit risk evaluations on its brokerages and agents and monitoring overdue trade and other receivables. As of May 31, 2025, $83,967 of our trade receivables are greater than 90 days outstanding, as compared to $57,165 for May 31, 2024. A decline in economic conditions or other adverse conditions experienced by brokerage and agents could impact the collectability of the Corporation’s accounts receivable.

Our maximum exposure to credit risk approximates the carrying value of the assets on the Corporation’s consolidated statements of financial position.

As at:	May 31, 2025 ($)	August 31, 2024 ($)
Cash	1,134,583	580,356
Trade and other receivables	180,462	155,224
Prepaid expenses and deposit	81,821	157,911
	1,396,866	893,491

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

Item 1A Risk Factors.

Our securities are currently quoted on the OTC Pink Open Market, which may adversely affect the liquidity and market price of our common shares.

Following a notice of delisting from the NYSE American due to non-compliance with certain continued listing standards, our common shares commenced trading on the OTC Pink Open Market (OTCPK). While we have appealed the delisting decision and the process remains pending, there is no assurance that the appeal will be successful or that we will be able to regain listing on a national securities exchange.

Trading on the OTC Pink Open Market is generally less liquid and more volatile than trading on a national exchange. Investors may find it more difficult to buy or sell our common shares, and the market price may be subject to greater fluctuations with limited trading volume. Additionally, trading on the OTC Markets may limit our ability to access capital markets, attract institutional investors, or maintain analyst coverage.

Should we be unable to regain listing on a national exchange, our business, financial condition, and shareholder value could be materially adversely affected.

The Reverse Stock Split may not achieve the intended results and could adversely affect the liquidity of our common shares.

On June 26, 2025, the Company’s shareholders approved, and the Board of Directors authorized, a reverse stock split of the Company’s common shares at a ratio of 1-for-20. While the reverse stock split is intended to increase the trading price of our common shares and assist in regaining compliance with the continued listing requirements of the NYSE American, there can be no assurance that the reverse stock split will have the desired effect. The trading price of our common shares may decline below the required levels despite the reverse split, or the market may perceive the reverse split negatively, resulting in reduced liquidity or increased volatility. In addition, the reverse split could adversely impact the perception of our Company among investors, analysts, and other market participants

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

There were no issuances of unregistered sales of equity securities during the nine months ended May 31, 2025.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not applicable.

Item 5 Other Information.

On June 26, 2025, the Company’s shareholders approved, and the Board of Directors subsequently authorized, a reverse stock split of the Company’s common shares at a ratio of 1-for-20. The reverse stock split was implemented as part of the Company’s strategy to regain compliance with the continued listing standards of the NYSE American, specifically relating to minimum share price requirements. The Company is working with its transfer agent, regulatory authorities, and market participants to complete all necessary steps for the effective execution of the reverse stock split, including notification filings with FINRA and applicable Canadian securities regulators. The Company remains committed to maintaining its public listing and enhancing shareholder value.

Item 6. EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE FINANCIAL INC.

Date: July 14, 2025	By:	/s/ Shubha Dasgupta
Shubha Dasgupta
Chief Executive Officer

Date: July 14, 2025	By:	/s/ Sarfraz Habib
Sarfraz Habib
Chief Financial Officer

