Form 10-K
period 2025-08-31
Pineapple Financial Inc.
filed 2025-12-03
CIK 1938109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

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

As of August 31, 2025 (the last business day of the registrant’s most recently completed year end), the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $5.391 million, based on the closing price on that date as reported on the NYSE American LLC.

Number of shares of common shares outstanding as of December 01, 2025 was 1,345,941.

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 15 of Annual Report on Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

ii

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks described in the section titled “Risk Factors” and elsewhere in this prospectus. The main risks set forth below and others you should consider are discussed more fully in the section entitled “Risk Factors” beginning on page 15, which you should read in its entirety.

● risks associated with our digital assets and digital asset treasury

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

iii

ITEM 1. BUSINESS

General

Pineapple Financial is a Canadian mortgage technology and brokerage company. We provide mortgage brokerage services and technology solutions to Canadian mortgage agents, brokers, sub-brokers, brokerages and consumers. Through data-driven systems and cloud-based tools, we believe we offer competitive advantages in the Canadian mortgage industry relative to traditional broker arrangements.

We also provide back-office and pre-underwriting support services (together, the “Brokerage Services”) to Canadian mortgage brokerages (the “Brokerages”). In connection with the provision of the Brokerage Services, we employ and engage licensed mortgage brokers and agents (collectively, “Field Agents”). As of the date of this filing, we have 39 full-time employees. In addition, we enter into affiliation agreements with certain licensed mortgage brokers (“Affiliate Brokers” and, together with Field Agents and Brokerages, the “Users”) under which we jointly market mortgage brokerage and other financial services as affiliated entities. This “white-label” model allows Affiliate Brokers to offer mortgages under their own brand to their client base while operating on our platform and within our controls.

We offer Brokerage Services for both residential and commercial mortgage opportunities through our proprietary technology platform, Pineapple+ [and related tools, together, the “Platform”]. The Platform supports the mortgage life cycle from lead intake and pre-qualification through underwriting support, documentation, compliance, and funded-deal analytics.

Revenue Model

Our revenue model is diversified across platform subscriptions, pre-risk assessment services and lender partner commissions. Percentages below are approximate and subject to period-to-period variation.

1.Subscription services. Agents who use the Platform to manage the life cycle of a mortgage from initiation to funding pay subscription fees of $141.50 per month. This stream represents approximately 3% of total gross revenue.

2.Pre-risk assessment services. We charge a per-deal fee for pre-underwriting support and documentation preparation. For mortgages with a funded amount of $390,000 and over, the fee is $390 per deal. For mortgages under $390,000, the fee is $273 per deal. This stream represents approximately 1.3% of total gross revenue.

3.Lender partner service commissions. The balance of total gross revenue, approximately 95%, is derived from commissions and volume-based compensation from lender partners. Commission structures vary by rate, amount, promotional programs, bonus eligibility and funded volume. Our lender partners include banks, trust companies, mortgage finance companies and other financial institutions, including but not limited to; Bank of Nova Scotia (Scotiabank), Manulife Bank of Canada, Toronto-Dominion Bank, MCAP, First National Financial LP, Home Trust Company, Equitable Bank, Community Trust, Bank of Montreal (BMO) and Desjardins Mortgage Financing Services.

Geographic Footprint and Licensing

We currently operate in Canada, with active brokerage operations in Ontario, Newfoundland and Labrador, New Brunswick, Nova Scotia, British Columbia, Prince Edward Island, Manitoba and Alberta. We launched our first brokerage in Ontario in November 2016, opened our Alberta office on July 1, 2021, expanded into Newfoundland and Labrador, Nova Scotia, New Brunswick and Prince Edward Island on May 4, 2022, and opened our first British Columbia brokerage office in 2024. We have been approved by applicable provincial mortgage regulators to operate in the following provinces and territories: Alberta, British Columbia, New Brunswick, Newfoundland and Labrador, Northwest Territories, Nova Scotia, Nunavut, Prince Edward Island, Quebec and Yukon, and we are pursuing additional licensing in Saskatchewan.

Technology

Our Platform integrates lead routing, CRM, document collection, compliance workflows, lender connectivity and analytics. By centralizing workflow and data, we aim to improve agent productivity, reduce turnaround times and enhance compliance monitoring. The Platform is cloud-hosted with role-based access controls, audit trails and data security protocols that are designed to meet or exceed applicable regulatory expectations.

Digital Asset Treasury Strategy

In fiscal 2025, we established a digital asset treasury strategy (the “Treasury Strategy”) as a component of our corporate treasury and strategic partnership program. The Treasury Strategy permits the Company, subject to internal policies, board oversight and applicable law, to hold a capped allocation of liquid digital assets to support research and development, ecosystem partnerships and potential future integrations with our mortgage technology stack. As of the date of this filing, the Treasury Strategy is managed separately from brokerage operations. The Treasury Strategy is subject to strict custody, risk, accounting and compliance policies, including segregation of assets, volatility limits, impairment monitoring and disclosure controls.

On-Chain Mortgage Development

We are conducting research and development to explore the application of distributed ledger and smart-contract technologies to selected elements of the mortgage lifecycle (“On-Chain Mortgage Development”). Areas of exploration include, among others, identity and document attestations, collateral and lien data registries, payment and remittance workflows, servicing data integrity, and potential future pathways for asset issuance and investor reporting. These initiatives are currently in development and do not contribute material revenue. Any commercial deployment will require successful technical validation, market acceptance, appropriate regulatory permissions and the establishment of robust compliance, privacy and security controls. We may pursue pilot programs with ecosystem partners and service providers to evaluate feasibility and cost-benefit outcomes.

Compliance and Regulatory

Our brokerage activities are subject to provincial mortgage brokerage laws and regulations, consumer protection requirements, anti-money laundering and anti-terrorist financing obligations, privacy and data protection laws and related guidance. We maintain policies, procedures, training and supervision designed to promote compliance, including for third-party affiliates who operate on our Platform. Our Treasury Strategy and On-Chain Mortgage Development are subject to additional legal, accounting, tax and regulatory considerations. We evaluate these programs with external legal counsel and advisors and implement governance, risk and control frameworks that we believe are appropriate for their scope and scale.

MyPineapple

At the heart of our Brokerage Services is an innovative technology system, MyPineapple, that provides real time data management and reporting, lead generation opportunities, customer relationship management, deal processing, education and knowledge center, payroll, regulatory compliance, data analytics, document collection and storage, automated onboarding, lender access, back office support and direct underwriting support, all in one. MyPineapple offers network management capabilities for Users, including hundreds of qualified Field Agents, to create an efficient marketplace for the provision of mortgage lending and insurance industry services. MyPineapple integrates directly with Equifax, OneSpan, G Suite and Filogix and manages Users’ day-to-day business through automated triggers and tasks, ensuring nothing falls through the cracks. MyPineapple syncs up with Users’ calendar and emails, produces robust reporting, advanced analytics, and real-time notifications on marketing communications, and more. MyPineapple is a sophisticated and fundamental tool for revenue growth and relationship development. It plays a significant role in what we believe makes our Brokerage Services distinct and cutting-edge.

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

Insurance Products

Pineapple Insurance Inc. is a wholly owned subsidiary of Pineapple Financial Inc. This entity is to serve the insurance needs of our brand mortgage brokers and agents across Canada. Pineapple Insurance is to act as a Managing General Agent (MGA) supported by Industrial Alliance. This entity will create both a revenue channel and retention strategy for borrowers that live within our database. This will also allow a growth opportunity and an overall holistic financial services opportunity for us. We are currently in the early stages of development of Pineapple Insurance Inc. Operational infrastructure and a budget has been prepared alongside technology modifications to our MyPineapple system in order to manage the delivery of this product. We have also created a sales and marketing plan alongside assets and materials, which will be used for initial launch. Our next steps are staffing and human capital requirements in order to execute on the business plan and goals of developing Pineapple Insurance.

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

We believe the material steps for Pineapple Insurance to grow form its early stages of development are as follows:

1. To introduce the services offered by Industrial Alliance and to serve the Users on our platform, MyPineapple, is to market these services, create a knowledge base for them to understand and pass on the learning to their customers, create a support structure for both Users and Users’ customers.

2. Set up an internal infrastructure for the management and offering of these services, i.e. hire a senior management person to manage the operational affairs and thereafter additional personnel, as needed when the business grows. The additional personnel will be mostly sales commissionable personnel with a retainer.

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

Strong housing demand during 2020, 2021 and the first quarter of 2022 positively impacted the seasonal variations. With the onset of inflationary pressures around the globe, not only the seasonality but the normal trends of the housing markets have declined with the increase of interest rates. Although our business may be negatively impacted, we believe our multiple channels of revenue help to mitigate any such impact.

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

Recent Developments

Subsequent to August 31, 2025, the Company entered into several material financing and digital-asset transactions. Management has evaluated these events in accordance with ASC 855, Subsequent Events, and determined that they represent non-recognized subsequent events require ing disclosure but no adjustment to the consolidated financial statements as of and for the year ended August 31, 2025.

a)	Injective Digital Asset Treasury Initiative

On September 2, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors to issue 24,642,700 subscription receipts at an offering price of US $3.80 per subscription receipt, with respect to certain purchasers, and US $4.16 per subscription receipt, with respect to certain purchasers.

The private placement closed on September 4, 2025, raising approximately US $100 million in aggregate proceeds consisting of cash and Injective (INJ) tokens, all of which are held in escrow pending satisfaction of specified escrow release conditions under the Subscription Receipt Agreement.

On October 31, 2025, shareholders approved the issuance of the underlying common shares. The Company is preparing a registration statement on Form S-1 to register the resale of approximately 25.7 million shares, including those issuable upon exercise of associated warrants. Escrowed funds will be released upon SEC effectiveness of the registration statement and NYSE American approval of listing of the underlying shares.

b)	Voltedge Loan Facility

On September 15, 2025, the Company executed a Master Loan and Security Agreement with Voltedge Finance Inc., providing for a revolving credit facility of up to US $15.0 million. As of November 2025, US $11.4 million had been drawn under the facility and invested in INJ tokens as part of the Company’s digital-asset treasury strategy. The facility is secured by a corporate guarantee from Cooppers Financial Group and pledges over certain digital-asset holdings.

c)	White Lion Equity Line of Credit (ELOC)

On September 4, 2025, the Company entered into a Common Stock Purchase Agreement with White Lion Capital LLC, establishing an equity line of credit of up to US $250 million. The agreement allows the Company, at its discretion, to issue and sell common shares over a 24-month period, subject to volume and pricing limitations. As of the date of issuance of these financial statements, no shares have been issued, and the arrangement has not yet been registered with the SEC.

Management concluded that these transactions occurred after year-end and therefore did not require adjustment to the accompanying consolidated financial statements. The Company will continue to monitor subsequent developments related to the escrow releases, SEC registration processes, and loan facility utilization for disclosure in future filings.

Industry Overview

The Canadian Mortgage and Mortgage Brokerage Industry

The Canadian mortgage market represents one of the largest and most stable segments of the national financial system, with residential mortgage credit exceeding $1.8 trillion as of 2025, according to data from the Bank of Canada. This total does not include mortgages held by provincially regulated entities such as credit unions or mortgage investment corporations.

Mortgage lenders in Canada offer a broad range of products featuring fixed or variable interest rates, varying terms and amortization periods, and differing provisions for pre-payments, rate holds, and other features. Interest rates are typically renegotiated every three to five years. While lenders post benchmark rates, actual mortgage pricing is widely negotiated—a practice referred to as “discounting”—which has become an established norm across the industry. This approach enables lenders to offer customized pricing based on borrower risk profiles and market conditions.

This environment has elevated the role of the independent mortgage broker as a key intermediary between borrowers and lenders. Brokers leverage their lender relationships and market insight to secure competitive rates and terms for their clients. In return for a fee, typically paid by the lender, brokers help borrowers navigate an increasingly complex rate and qualification environment. Mortgage brokers are provincially regulated and must meet licensing and continuing-education standards. Although barriers to entry remain modest, a broker’s ability to negotiate advantageous terms is closely tied to their volume, reputation, and lender relationships.

Pineapple’s Market Position and Growth Strategy

Pineapple’s growth strategy focuses on expanding market share organically by increasing the number of mortgages funded annually and strengthening our network of mortgage professionals. Our approach emphasizes recruitment, retention, and empowerment of high-performing Field Agents through superior technology, marketing support, and operational efficiency.

Our proprietary platform, MyPineapple, is designed to enhance agent productivity and client service through advanced deal management tools, marketing automation, and real-time data analytics. This digital infrastructure allows our agents to process applications more efficiently, improve client conversion, and increase overall sales volume.

We continue to invest in recruitment and training initiatives that have positioned Pineapple among the fastest-growing mortgage brokerages in Canada. By maintaining a deep understanding of competing brokerage models, we continually refine our value proposition to attract and retain top-performing agents.

Our long-term vision is to establish Pineapple as Canada’s leading digital-first mortgage platform, connecting brokers, lenders, and consumers through a unified ecosystem built on transparency, technology, and trust. Through innovation and scale, we aim to strengthen our competitive position and create sustained value for our stakeholders.

Competitive Conditions

Regulatory backdrop.

OSFI’s Guideline B-20 has governed residential mortgage underwriting for federally regulated lenders since January 1, 20181. In November 2024, OSFI exempted uninsured “straight-switch” renewals between federally regulated lenders from the prescribed minimum qualifying rate (MQR) when the loan amount and amortization 2 do not increase 3 Separately, the federal government introduced policy changes effective in 2024–2025, including permitting 30-year amortizations for insured mortgages for first-time buyers of newly built homes (effective August 1, 2024) increasing the Home Buyers’ Plan (HBP) withdrawal limit to $60,000 (for withdrawals after April 16, 2024) . In this environment, consumers continue to seek broker guidance to navigate product terms, renewals, and rate complexity; CMHC’s Mortgage Consumer Surveys highlight sustained demand for professional advice across buying, renewing, and refinancing cohorts.

Structural drivers of broker usage.

● Underwriting stringency and evolving supervisory expectations sustain demand for broker intermediation and alternative product access.

● Product complexity and segmented borrower profiles heighten the value of multi-lender comparison and advice.

● Renewals and switches remain an important activity channel for brokers, aided by the 2024 MQR change for uninsured straight switches.

● Digital expectations favor platforms that centralize documents, credit data, and lender connectivity for faster turn times.

Primary Competitors

1.Traditional mortgage brokerages. National networks and franchise systems with established lender relationships and scale (e.g., Dominion Lending Centres, Verico, Mortgage Alliance, Centum).

2.Digital mortgage companies. Direct-to-consumer offerings emphasizing online origination while funding through major lenders or captive entities (e.g., Nesto, Homewise).

3.Mortgage technology providers. Point-solution vendors for specific workflow steps (document intake, pricing, underwriting support) that require integration by legacy firms.

Competitive Advantages

Distribution and advice. Broad panel access across banks, trust companies, and mortgage finance companies enables product fit for purchase, refinance, switch, and alternative-credit scenarios; Field Agents are trained to align recommendations with client objectives and total cost of borrowing.

Platform and data. PineappleONE centralizes lead routing, CRM, document collection, compliance workflows, lender connectivity, and funded-deal analytics. Data models segment clients and surface retention/cross-sell opportunities via actionable signals and automated reminders. Education and knowledge resources support file quality, lender fit, and compliance. Role-based access controls and audit trails are designed to strengthen data integrity and reporting.

Operations. Centralized pre-underwriting and processing support can improve conversion and funding ratios while allowing Field Agents to focus on acquisition and advice. Marketing automation and segmented communications reduce acquisition costs and enhance lifetime value.

Digital Asset Treasury Strategy (Treasury Strategy) and On-Chain Development

Digital Asset Treasury (Treasury Strategy). We have established the board-supervised Treasury Strategy program to support research, ecosystem partnerships, and technology experimentation. The Treasury Strategy is segregated from core brokerage operations and is governed by policies addressing custody, valuation, financial reporting, volatility limits, and disclosure. The Treasury Strategy does not involve customer funds.

1 OSFI — Final Revised Guideline B-20 (effective Jan. 1, 2018): https://www.osfi-bsif.gc.ca/en/guidance/guidance-library/final-revised-guideline-b-20-residential-mortgage-underwriting-practices-procedures. OSFI

2 OSFI — Exemption of MQR for uninsured “straight-switch” renewals (announcement, Nov. 21, 2024): https://www.osfi-bsif.gc.ca/en/guidance/guidance-library/osfi-exempts-uninsured-mortgage-straight-switches-prescribed-mqr-implements-portfolio-lti-limits. OSFI

3 OSFI — Exemption of MQR for uninsured “straight-switch” renewals (announcement, Nov. 21, 2024): https://www.osfi-bsif.gc.ca/en/guidance/guidance-library/osfi-exempts-uninsured-mortgage-straight-switches-prescribed-mqr-implements-portfolio-lti-limits. OSFI

On-chain mortgage development. We are conducting R&D on using distributed-ledger technologies for discrete mortgage-lifecycle elements (e.g., identity/document attestations, collateral and lien registries, servicing data integrity, investor reporting). These initiatives are exploratory and non-revenue-generating; any deployment will require successful technical validation, market acceptance, appropriate regulatory permissions, and robust privacy, security, and compliance controls.

Emerging competitive set.

As mortgage technology evolves, we expect competition from fintechs, infrastructure providers, and financial institutions pursuing tokenization, data-sharing standards, or real-time settlement use cases. We believe our combination of active brokerage distribution, proprietary workflow software, and compliance infrastructure positions us to evaluate and selectively pilot on-chain capabilities while maintaining client and regulatory safeguards.

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

Intangible Assets

Our business relies heavily on the continued development, functionality, and security of our proprietary technology platform, Pineapple Plus, which is now fully developed and maintained in-house. The Company no longer utilizes the Salesforce platform and has transitioned entirely to internally controlled systems and infrastructure. Pineapple Plus has been architected through a combination of internal development resources and multiple specialized third-party development partners; however, no single developer or vendor has access to the platform’s complete source code or architecture. This diversified development structure enhances system security and reduces reliance on any single external contributor.

We protect the proprietary components of Pineapple Plus primarily through trade secrets, internal controls, and contractual confidentiality obligations, rather than registered intellectual property rights. All employees, consultants, and advisors with access to our platform or related information are subject to confidentiality and non-disclosure agreements designed to protect our technology assets and other proprietary information.

Despite these protections, confidentiality agreements may not always prevent unauthorized use or disclosure of sensitive information, and the remedies available in the event of a breach may be inadequate. If we are unable to effectively safeguard our proprietary technology and trade secrets, our competitive position and the value of our platform could be materially impacted.

Material Contracts

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

Asset Management Agreement

Pursuant to the Securities Purchase Agreement, on September 4, 2025, the Company entered into an Asset Management Agreement (the “Asset Management Agreement”) with Canary Capital Group LLC (the “Asset Manager”). Under the Asset Management Agreement, the Asset Manager has been appointed to provide certain asset management services with respect to cryptocurrency assets acquired by the Company in connection with the Private Placement (the “Account Assets”) maintained with one or more custodians or cryptocurrency wallet providers acceptable to the Asset Manager. Such asset management services will commence when the Subscription Receipt Agent has (i) notified the INJ Escrow Agent that all Escrow Release Conditions have been satisfied or waived and (ii) has instructed the INJ Escrow Agent to deem that title to the INJ proceeds of the Private Placement be transferred to the Company, with 30% of such assets to be managed by the Asset Manager and 70% of the assets to be managed by the Advisor as a sub-advisor under the Asset Management Agreement.

As consideration for the Asset Manager’s services, the Company will pay an asset-based fee equal to 1% per annum of the Account Assets, which shall be calculated and paid at the end of each quarter, as determined by the Asset Manager in a commercially reasonable manner based on available prices on Coinmarketcap.com. The Company may make no more than one withdrawal from the Account Assets per calendar quarter, and each such withdrawal shall not exceed $10,000 in value of INJ during the first year. Thereafter, more frequent withdrawals of more than $10,000 can be made for legitimate business purposes if such withdrawal is pre-approved by the independent members of the Board, provided that the Company cannot make a withdrawal of more than 50.1% of the Account Assets without the prior approval of a majority of the stockholders of the Company. The Asset Management Agreement continues in effect until terminated for cause by the Company upon thirty (30) days’ prior written notice or terminated for cause by the Asset Manager upon thirty (60) days’ prior written notice. The Asset Management Agreement contains customary representations, indemnification provisions, confidentiality obligations, and a non-exclusivity clause. The Asset Management Agreement limits the liability of the Asset Manager to the Company for losses arising under the agreement to cases of willful misconduct, gross negligence, fraud or material breach of contract.

Trading Advisory Agreement

On September 4, 2025, the Company entered into a Trading Advisory Agreement (the “Trading Advisory Agreement”) with Monarq Asset Management LLC (the “Advisor”). Under the Trading Advisory Agreement, the Company appoints the Advisor to manage the investment of all digital assets, digital asset derivatives, cash and other assets contained in the Account (as defined in the Trading Advisory Agreement) established by the Company with Bitgo Trust Company, Inc. The Trading Advisory Agreement continues in effect until the earlier of: (i) termination by either party for upon the occurrence of a material breach that is not cured within fifteen days of notice from the non-breaching party, or (ii) the third anniversary of the Trading Advisory Agreement, provided that the Trading Advisory Agreement will be automatically renewed for successive one-year periods unless either party provides written notice of its intention not to renew at least thirty days prior to the expiration of such term. The Company may make no more than one withdrawal from the Account Assets per calendar quarter, and each such withdrawal shall not exceed $10,000 in value of INJ during the first year. Thereafter, more frequent withdrawals of more than $10,000 can be made for legitimate business purposes if such withdrawal is pre-approved by the independent members of the Board, provided that the Company cannot make a withdrawal of more than 50.1% of the Account Assets without the prior approval of a majority of the stockholders of the Company.

The services of the Advisor under the Trading Advisory Agreement will commence when the Subscription Receipt Agent has (i) notified the INJ Escrow Agent that all Escrow Release Conditions have been satisfied or waived and (ii) has instructed the INJ Escrow Agent to deem that title to the INJ proceeds of the Private Placement be transferred to the Company, with such assets to be managed by the Asset Manager and the Advisor.

As consideration for the Advisor’s services, the Company will pay to the Advisor a quarterly management fee equal to 0.25% (a 1.0% annual rate) of the Account Equity (as defined in the Trading Advisory Agreement) as of the beginning of each calendar quarter regardless of whether there are realized or unrealized profits with respect to the account. The Trading Advisory Agreement includes customary representations and warranties and confidentiality provisions, as and provides for indemnification of the Advisor by the Company subject to exclusions for bad faith, gross negligence or willful misconduct by the Advisor.

Common Stock Purchase Agreement

On September 4, 2025, the Company entered into a Common Stock Purchase Agreement (the “ELOC Purchase Agreement”) with White Lion Capital, LLC (“White Lion”), whereby the Company has the right, but not the obligation, to sell to White Lion, and White Lion is obligated to purchase, up to an aggregate of $250,000,000 (the “Commitment Amount”) Common Shares.

The Company does not have a right to commence any sales of Common Shares to White Lion under the ELOC Purchase Agreement until all conditions to the Company’s right to commence sales, as set forth in the ELOC Purchase Agreement, have been satisfied, including that a registration statement covering the resale of such shares is declared effective by the Commission. No such registration statement has been filed and, as a result, the Company does not have right to commence the sale of Common Shares to White Lion. During the twenty four (24) months following the effective date of the ELOC Purchase Agreement, we are prohibited from entering into any other “equity line” or substantially similar facility in which an investor is obligated to purchase our securities over time at prices based on the then-current market price without White Lion’s prior written consent, except for at-the-market offerings through a registered broker-dealer and issuances upon conversion or exercise of existing derivative securities.

The ELOC Purchase Agreement contemplates that the purchase price for Common Shares sold to White Lion will be market-based and determined by the type of Purchase Notice (as defined in the ELOC Purchase Agreement) issued: under rapid purchase notices the price will be tied to the lowest traded market price at specified times (with one rapid option effectively at market and the other at a 1% discount), and under regular purchase notices the price will be a discounted percentage of the lowest daily volume-weighted average price during the valuation period (approximately a 2.5%–3% discount based on the Company’s cumulative investment level as set forth in the ELOC Purchase Agreement).

If trading in our common shares is suspended, halted, or our shares are delisted during an active Purchase Notice under the ELOC Purchase Agreement, White Lion will purchase the shares subject to that notice at a price of $0.01 per share.

The ELOC Purchase Agreement prohibits the Company from directing White Lion to purchase any Common Shares if those shares, when aggregated with all other Common Shares then beneficially owned by White Lion (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended), would result in White Lion beneficially owning more than 4.99% of the outstanding Common Shares (the “Beneficial Ownership Limitation”), which may be increased to 9.99% at White Lion’s discretion upon 61 days’ prior written notice.

In consideration for White Lion’s execution and delivery of, and agreement to perform under the ELOC Purchase Agreement, the Company sent to White Lion a number of Injective Tokens (INJ) equal to $1,500,000 divided by the lowest trade price of the token seen on Coinbase three (3) hours prior to delivery of the token (the “Commitment Fee”).

Concurrently with the ELOC Purchase Agreement, the Company and White Lion entered into the Registration Rights Agreement.

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

Incorporation

The Company was incorporated under the Business Corporations Act (Ontario) on October 16, 2015 under the name “2487269 Ontario Limited” (doing business under the name of Capital Lending Centre). On June 16, 2021, the Company changed its name to “Pineapple Financial Inc.” and on February 14, 2023, the Company continued out of the jurisdiction of Ontario under the Business Corporations Act (Ontario) and into the federal jurisdiction of Canada under the Canada Business Corporations Act.

The Company’s head office is located at Unit 200, 111 Gordon Baker Road, North York, Ontario M2H 3R1 and its registered and records office is located at 67 Mowat Avenue Suite 122, Toronto, Ontario M6K 3E3.

Corporate Structure

The Company has two wholly owned subsidiaries: Pineapple Insurance Inc. (“Pineapple Insurance”) and Pineapple National Inc. (“Pineapple National”). Pineapple Insurance was incorporated under the Business Corporations Act (Ontario) on December 14, 2016, under the name “CLC Insurance Inc.” and on July 12, 2021, changed its name to “Pineapple Insurance Inc.”. Pineapple Insurance has a registered and records office located at Suite 200, 111 Gordon Baker Road, North York, Ontario M2H 3R1. Pineapple National Inc. was incorporated under the Canada Business Corporations Act on November 9, 2021, with a registered and records office located at 2600 – 1066 West Hastings Street, Vancouver, British Columbia V6C 2T5.

The Company also holds 5% of the issued and outstanding Class A Shares of 4313305 Canada Inc. (doing business as MCommercial) and 5% of the issued and outstanding shares of 7326904 Canada Inc. (doing business as Mortgage Alliance Corporation).

ITEM 1A. RISK FACTORS

Risks Related to the Company

We intend to use the net proceeds from the Private Placement to purchase digital assets, including INJ, the price of which has been, and will likely continue to be, highly volatile. Our operating results and share price may significantly fluctuate, including due to the highly volatile nature of the price of such digital assets and erratic market movements.

We intend to use the net proceeds from the Private Placement to purchase or otherwise acquire INJ and for the establishment of our digital asset treasury operations. Digital assets, such as INJ, generally are highly volatile assets, including as a result of shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions and regulatory announcements. In addition, digital assets do not pay interest or other returns, unless utilized in staking or financial applications, and so the ability to generate a return on investment from the net proceeds of any capital raisings will principally depend on whether there is appreciation in the value of digital assets following our purchases of digital assets with the net proceeds from such capital raisings. Future fluctuations in digital asset trading prices may result in our converting digital assets into cash with a value substantially below what we paid for such digital assets.

We have adopted a digital asset treasury strategy with a focus on INJ, and we may be unable to successfully implement this new strategy.

We have adopted a digital asset treasury primarily dedicated to INJ and potential acquisitions INJ, including through staking and other decentralized finance activities. There is no assurance that we will be able to successfully implement this new strategy or operate Injective-related activities at the scale or profitability currently anticipated. This strategic shift requires specialized employee skillsets and operational, technical and compliance infrastructure to support INJ and related staking activities. This also requires that we implement different security protocols and treasury management practices. Further, there is ongoing scrutiny and limited formal guidance from regulatory agencies, including NYSE American and the SEC, with respect to the treatment of public company cryptocurrency strategies. There is no assurance that we will be able to execute this Treasury Strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors by key management could result in significant loss of funds and reduced rewards. As a result, our shift towards INJ could have a material adverse effect on our business and financial condition.

Our Common Shares may trade at a discount to our net asset value, and investors could experience losses unrelated to the performance of our underlying digital asset holdings.

The market price of our Common Shares may not reflect, and at times may trade materially below, our net asset value (“NAV”) per share. A variety of factors may cause the trading price of our Common Shares to deviate from our NAV, including overall market conditions, investor sentiment toward digital assets or our business model, the liquidity and volatility of the specific digital assets we hold, the availability and cost of capital to market participants, the level of short interest in our Common Shares, actual or perceived governance or operational risks, and the absence of any redemption or exchange feature that would allow shareholders to realize NAV directly. As a result, the market price of our Common Shares may be influenced by factors other than the value of our underlying assets alone and there can be no assurance that our Common Shares will trade at or near NAV.

If our Common Shares trade at a discount to NAV, investors who sell shares may receive less than the value of our underlying assets per share, and the discount could impair our ability to raise capital on favorable terms. We may from time to time consider capital markets transactions, financing arrangements or other corporate actions intended to address any discount, but we are under no obligation to take such actions and any such actions, if implemented, may be limited in scope or effectiveness.

Our shift towards an Injective-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards an INJ treasury-focused strategy, including staking and other decentralized finance activities, exposes us to significant operational risks. The Injective ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The upgrades and protocol changes may require that we incur unanticipated costs and could cause temporary service disruptions to the Injective network. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Any of these operational risks could materially and adversely affect our ability to execute the Treasury Strategy and may prevent us from realizing positive returns and could severely hurt our financial condition.

The concentration of our INJ holdings enhances the risks inherent in our Injective-focused strategy.

We have and intend to purchase INJ and increase our overall holdings of INJ in the future. The intended concentration of our INJ holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Injective-focused strategy.

If the Injective network is disrupted or encounters any unanticipated difficulties, the value of INJ could be negatively impacted.

If the Injective network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the Injective network may be disrupted, which in turn may prevent us from depositing or withdrawing INJ from our accounts with our custodian or otherwise affecting INJ transactions. Such disruptions could include, for example: the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians, or others; the closing of INJ trading platforms due to fraud, failures, security breaches or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Injective network. Any disruption of the Injective network could result in the inability of the Company to transfer or sell INJ, and the price of INJ.

INJ and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty, which could materially adversely affect the Company’s financial position, operations and prospects.

INJ and other digital assets, as well as applications on blockchain networks such as Injective, are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets and blockchain-based applications is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of INJ or other digital assets, or the ability of blockchain-based applications to operate.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of INJ or the ability of individuals or institutions such as us to own or transfer INJ and utilize blockchain-based applications on networks such as Injective. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others, have been active in recent years, and in the United Kingdom, the Financial Services and Markets Act 2023 became law. Additionally, legislative and regulatory priorities may change depending on changes in leadership, as evidenced by recent and proposed initiatives such as the Genius Act of 2025, the anticipated Digital Asset Market Clarity Act, and updates to the Commission’s Regulatory Flexibility Agenda. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, Commodity Futures Trading Commission (“CFTC”), or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and INJ specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of INJ and in turn adversely affect the market price of our Common Shares.

Moreover, the risks of engaging in a digital asset treasury strategy are relatively novel and have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of INJ in particular, may also impact the price of INJ and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of the Injective network and INJ may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to INJ, institutional demand for INJ as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for INJ as a means of payment, and the availability and popularity of alternatives to INJ. Even if growth in INJ adoption occurs in the near or medium term, there is no assurance that INJ and the Injective network usage will continue to grow over the long term.

A variety of technical factors related to the Injective blockchain could also impact the price of INJ. The liquidity of INJ may also be reduced and damage to the public perception of Injective may occur, if financial institutions were to deny or limit banking services to businesses that hold INJ, provide Injective-related services or accept INJ as payment, which could also decrease the price of INJ.

The liquidity of INJ may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for INJ and other digital assets.

Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.

The regulatory regime for digital assets in the U.S. and elsewhere is uncertain. The Company may be unable to effectively react to proposed legislation and regulation of digital assets, which could adversely affect its business.

If regulatory changes or interpretations require us to register as a money services business with The Financial Crimes Enforcement Network (FinCEN) under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements, resulting in significant compliance costs and operational burdens. In such a case, we may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

Multiple states have implemented or proposed regulatory frameworks for digital asset businesses. Compliance with such state-specific regulations may increase costs or impact our business operations. Further, if we or our service providers are unable to comply with evolving federal or state regulations, we may be forced to dissolve or liquidate certain operations, which could materially impact our investors.

If any of the digital assets that we hold are classified as a security, we may be subject to extensive regulation, which could result in significant costs or force us to cease operations.

Regulatory changes or interpretations that classify digital assets that we hold as a security under the Securities Act of 1933, as amended, or the Investment Company Act, could require us to register and comply with additional regulations. Compliance with these requirements could impose extraordinary, non-recurring expenses on our business. If the costs and regulatory burdens become too great, we may be forced to modify or cease certain operations, which could be detrimental to our investors.

The SEC has previously indicated that certain digital assets may be considered securities depending on their structure and use. Future developments could change the legal status of digital assets that we may hold, requiring us to comply with securities laws. If we fail to do so, we may be forced to discontinue some or all of our business activities, negatively impacting investments in our securities.

If the SEC or other regulators determine that digital assets that we may hold qualify as securities, we may be required to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. This classification would subject us to additional periodic reporting, disclosure requirements, and regulatory compliance obligations, significantly increasing our operational costs. Compliance with the requirements of the Investment Company Act applicable to registered investment companies may make it difficult for us to continue our current operations, and this would materially and adversely affect our business, financial condition and results of operations. In addition, if INJ or another digital asset we hold were determined to constitute a security for purposes of the federal securities laws, we would likely take steps to reduce the percentage of INJ or such other digital assets that constitute investment assets under the Investment Company Act. These steps may include, among others, selling INJ that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our INJ or other digital assets at unattractive prices, or cease our operations.

Although we do not currently engage in investing, reinvesting, or trading securities, and we do not hold ourselves out as an investment company, we could inadvertently be deemed one under the Investment Company Act. If we are unable to rely on an exclusion, we would be required to register with the SEC, which could impose additional financial and regulatory burdens.

Further, state regulators may conclude that the digital assets we hold are securities under state laws, requiring us to comply with state-specific securities regulations. States like California have stricter definitions of “investment contracts” than the SEC, increasing the risk of additional regulatory scrutiny.

The classification of digital assets that we hold as a commodity could subject us to additional CFTC regulation, resulting in significant compliance costs or the cessation of certain operations.

Under current interpretations, INJ could be classified as a commodity under the Commodity Exchange Act and could be subject to regulation by the CFTC. If our activities require CFTC registration, we may be required to comply with extensive regulatory obligations, which could result in significant costs and operational disruptions. Additionally, current and future legislative or regulatory developments, including new CFTC interpretations, could further impact how INJ is classified and traded.

If INJ are regulated as a commodity, we may be required to register as a commodity pool operator and register the Company as a commodity pool with the CFTC through the National Futures Association. Compliance with these additional regulatory requirements could result in substantial, non-recurring expenses, adversely affecting an investment in our securities. If we determine not to comply with such regulations, we may be forced to cease certain operations, which could negatively impact our investors.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds (ETFs) and their management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of our changes to our digital asset strategy, our use of leverage, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers.

Due to the unregulated nature and lack of transparency surrounding the operations of many digital asset trading venues, digital asset trading venues experience greater risk of fraud, market manipulation and other deceptive marketing practices, as well as security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in digital asset trading venues and adversely affect the value of digital assets, and the Company’s financial position, operations and prospects.

Digital asset trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many digital asset trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in digital asset trading venues, including prominent exchanges that handle a significant volume of such trading and/or are subject to regulatory oversight, in the event one or more digital asset trading venues cease or pause for a prolonged period the trading of digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

Negative perception, a lack of stability in the broader digital asset markets and the closure, temporary shutdown or operational disruption of digital asset trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the digital asset ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in digital assets and the broader digital asset ecosystem and greater volatility in the price of digital assets. The price of our listed securities may be affected by the value of our future digital asset holdings, and the failure of a major participant in the ecosystem could have a material adverse effect on the market price of our listed securities.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our proposed holdings of digital assets. Accordingly, it may be difficult to evaluate the Company’s business and future prospects, and the Company may not be able to achieve or maintain profitability in any given period.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling digital assets. The price of digital assets generally has historically been subject to dramatic price fluctuations and is highly volatile. We will need to perform an analysis each quarter to identify whether events or changes in circumstances indicate that our digital assets are impaired. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

Our Digital asset holdings are illiquid and cannot serve as a source of liquidity for us, subject to limited exceptions.

Historically, the digital asset market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, concerns regarding pseudonymity of digital asset addresses, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. While these risks can adversely affect holders of digital assets generally, our exposure is distinct because we are contractually prohibited from liquidating our cryptocurrency positions, including our INJ holdings, other than in limited circumstances in which material liquidations of our digital assets would require board and/or shareholder approval. As a result, we cannot sell our digital assets to meet working capital needs, respond to market dislocations, rebalance our positions, or reduce losses during periods of heightened volatility. Because we are unable to liquidate our digital assets, those holdings cannot serve as a source of liquidity for us, and we must rely on cash, cash equivalents, and other external financing sources to satisfy our obligations. Further, digital assets we hold with our custodians and transact with our trade execution partners do not enjoy the same protections or insurance as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered digital assets or otherwise generate funds using our digital asset holdings, including in particular during times of market instability or when the price of digital assets has declined significantly. If we are unable to raise additional capital, refinance existing obligations, or otherwise generate funds from sources other than the sale of our digital assets, or if the value of our digital assets declines significantly while we remain unable to sell, our liquidity, business, financial condition, and results of operations could be materially and adversely affected.

The lack of legal recourse and insurance for digital assets increases the risk of total loss in the event of theft or destruction.

Digital assets that we acquire will not be insured against theft, loss or destruction. If an event occurs where we lose our digital assets, whether due to cyberattacks, fraud or other malicious activities, we may not have any viable legal recourse or ability to recover the lost assets. Unlike funds held in insured banking institutions, our digital assets are not protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If our digital assets are lost under circumstances that render another party liable, there is no guarantee that the responsible party will have the financial resources to compensate us. As a result, we and our shareholders could face significant financial losses.

The Company will face risks relating to the custody of its digital assets. If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our private keys, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

We expect our primary counterparty risk with respect to our INJ will be custodian performance obligations under the custody arrangements we enter into. A series of high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Legal precedent created in these bankruptcies and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

No assurance can be provided that our custodially held INJ will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our INJ holdings, we would become subject to additional counterparty risks. We will need to carefully evaluate market conditions, including price volatility as well as service provider terms and market reputations and performance, among others, prior to implementing any such strategy, all of which could affect our ability to successfully implement and execute on any such future strategy. These risks, along with any significant non-performance by counterparties, including in particular the custodian or custodians with which we will custody substantially all of our INJ, could have a material adverse effect on our business, prospects, financial condition, and operating results.

The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on that digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft

Although we plan to regularly transfer digital assets to or from vendors, consultants and services providers, it is possible that, through computer or human error, or through theft or criminal action, such assets could be transferred in incorrect amounts or to unauthorized third parties.

To the extent we are unable to seek a corrective transaction to identify the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover the impacted digital assets, and any such loss could adversely affect our business, results of operations and financial condition

The emergence or growth of other digital assets, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, could have a negative impact on the price of INJ and adversely affect the Company’s securities.

Following the launch of the Company’s proposed digital asset treasury strategy, as a result of our Injective strategy, we expect our assets to be concentrated in INJ holdings. Accordingly, the emergence or growth of digital assets other than INJ, including those with significant private or public sector backing, including by governments, consortiums or financial institutions, may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms. If the mechanisms or network effects on alternative blockchain platforms are perceived as superior to the Injective network, those digital assets could gain market share relative to Injective.

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

Life insurance statutes and regulations are generally designed to protect the interests of the public and policyholders. Those interests may conflict with the interests of our shareholders. Federal and provincial insurance laws regulate all aspects of our Canadian insurance business. Changes to federal or provincial statutes and regulations may be more restrictive than current requirements or may result in higher costs, which could materially adversely affect our business, financial condition and results of operations. If the Office of the Superintendent of Financial Institutions (“OSFI”) determines that our corporate actions do not comply with applicable Canadian law, Pineapple Insurance could face sanctions or fines, and be subject to increased capital requirements or other requirements. If OSFI determines Pineapple Insurance is not receiving adequate support from Pineapple under applicable Canadian law, Pineapple Insurance may be subject to increased capital requirements or other requirements deemed appropriate by OSFI.

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

We are dependent upon the successful and uninterrupted functioning of our computer and data processing systems and software including Pineapple Plus as well as the customized software developed by us as part of our third-party underwriting services. These software and systems may contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when first introduced or when new versions or enhancements are released.

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

We operate in a competitive industry characterized by rapid technological change and evolving industry standards. Our ability to attract new customers and generate revenue from existing customers will depend largely on its ability to anticipate industry standards and trends, respond to technological advances in its industry, and to continue to enhance existing services or to design and introduce new services on a timely basis to keep pace with technological developments and our customers’ increasingly sophisticated needs. The success of any enhancement or new services depends on several factors, including the timely completion and market acceptance of the enhancement or new services. Any new service we develop or acquires might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of our competitors implements new technologies before we are able to implement them, those competitors may be able to provide more effective services than us at lower prices. Any delay or failure in the introduction of new or enhanced services could harm our business, results of operations and financial condition.

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

The Company’s intellectual property rights are valuable, and any failure or inability to protect them could adversely affect our business.

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

We depend on highly skilled personnel to grow and operate our business. If we are not able to hire, retain, and motivate our key personnel, our business may be adversely affected.

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

Canada has no system of exchange controls. There are no Canadian governmental laws, decrees, or regulations relating to restrictions on the repatriation of capital or earnings of the Company to non-resident investors. There are no laws in Canada or exchange control restrictions affecting the remittance of dividends, profits, interest, royalties and other payments by the Company to non-resident holders of the Common Shares.

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

Future Equity Issuances and Digital-Asset-Linked Financings May Dilute Existing Shareholders and Affect the Market Price of Our Common Shares

The Company has entered into, and may in the future enter into, additional financing arrangements that could result in the issuance of a substantial number of Common Shares. During fiscal 2025 and subsequent to year-end, Pineapple Financial Inc. completed a private placement of subscription receipts under Project Indigo and granted warrants to Meteora Strategic Capital LLC, each of which may be exchangeable or exercisable for Common Shares once specified escrow and regulatory conditions are met. If all such securities are converted or exercised, the number of outstanding Common Shares would increase materially, resulting in dilution of existing shareholders’ voting and economic interests.

In addition, the Company has entered into an Equity Purchase Agreement with White Lion Capital LLC for a discretionary equity line of credit of up to US $250 million. Although the facility has not yet been registered with the SEC and no shares have been issued, the Company may, upon effectiveness of a registration statement and subject to market conditions, sell shares to White Lion Capital from time to time. Any such sales could create downward pressure on the market price of the Company’s Common Shares, particularly if large volumes are issued or perceived to be available for resale.

While these arrangements strengthen liquidity and support the Company’s growth initiatives, they also expose shareholders to potential future dilution and share-price volatility. The market price of the Company’s Common Shares may fluctuate based on expectations regarding the timing, scale, or pricing of any future equity issuances under these or similar facilities.

Digital-Asset Treasury and Market-Value Volatility Could Adversely Affect Our Financial Position and Liquidity

As part of its long-term capital strategy, the Company established a Digital Asset Treasury (DAT) that includes holdings of Injective (INJ) tokens acquired in connection with the Project Indigo private placement and other related transactions. While these assets are intended to generate on-chain yield and support future digital-finance initiatives, they expose the Company to risks not typically associated with traditional financial instruments.

The market for digital assets such as INJ is highly volatile and subject to rapid and material fluctuations in value due to regulatory changes, technology vulnerabilities, network-level disruptions, and shifts in market sentiment. A significant decline in INJ token prices could reduce the carrying value of the Company’s digital-asset holdings and collateral base, potentially resulting in impairment charges or the need to post additional collateral under certain custodial or trading arrangements.

In addition, portions of the Company’s INJ assets are held in escrow and staking programs administered by third-party asset managers. The Company’s access to these assets is therefore limited until escrow-release conditions are satisfied and may also be restricted by lock-up or yield-program requirements. Any delays, contractual restrictions, or security incidents affecting these custodial arrangements could adversely impact the Company’s liquidity and ability to deploy funds for operations or growth initiatives.

Although management has implemented procedures to monitor counterparty, custody, and market-price risk, there can be no assurance that such measures will prevent losses or liquidity constraints arising from future market volatility or regulatory developments affecting digital-asset markets.

We have never paid dividends on our Common Shares and we do not anticipate paying any dividends in the foreseeable future.

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

There is no assurance that we will be able to continue to maintain our compliance with the NYSE American continued listing requirements. The closing price of our Common Shares on November 28, 2025 as reported by the NYSE American was $3.44. A company listed on NYSE American need to have $1.00 minimum share closing price for a period of 30 consecutive trading days in order to meet NYSE American listing standards. If we fail to do so, our securities would cease to be eligible for trading on the NYSE American and they would likely be traded on the over-the-counter markets. As a result, selling our securities could be more difficult because smaller quantities of shares or warrants would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our securities are delisted, broker-dealers would bear certain regulatory burdens which may discourage broker-dealers from effecting transactions in the securities and further limit the liquidity of the securities. These factors could result in lower prices and larger spreads in the bid and ask prices for the securities. Such delisting from the NYSE American and continued or further declines in the share price of the securities could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

If our Common Shares were to be delisted from the NYSE American, they may become subject to the SEC’s “penny stock” rules.

The closing price of our Common Shares on November 28, 2025 as reported by the NYSE American was $3.44. A company listed on NYSE American need to have $1.00 minimum share closing price for a period of 30 consecutive trading days in order to meet NYSE American listing standards. Delisting from the NYSE American may cause the securities of the Company to become subject to the SEC’s “penny stock” rules. The SEC generally defines a penny stock as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. One such exemption is to be registered on a national securities exchange, such as the NYSE American. Therefore, if the Common Shares were to be delisted from the NYSE American, the securities of the Company could become subject to the SEC’s “penny stock” rules. These rules require, among other things, that any broker engaging in a purchase or sale of our securities provide its customers with: (i) a risk disclosure document, (ii) disclosure of market quotations, if any, (iii) disclosure of the compensation of the broker and its salespersons in the transaction, and (iv) monthly account statements showing the market values of our securities held in the customer’s accounts. A broker would be required to provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained on the customer’s confirmation. Generally, brokers are less willing to effect transactions in penny stocks due to these additional delivery requirements. These requirements may make it more difficult for shareholders to purchase or sell the Common Shares of the Company. Since the broker, not us, prepares this information, we would not be able to assure that such information is accurate, complete or current.

Substantial Future Sales or Issuances of Common Shares, and Digital-Asset-Backed Financings, Could Cause the Market Price of Our Common Shares to Decline

Subsequent to the fiscal year ended August 31, 2025, the Company entered into several strategic financing and digital-asset-treasury arrangements designed to strengthen liquidity, diversify capital sources, and advance its digital-finance initiatives. The principal transactions are summarized below.

1.	Private Placement

On September 4, 2025, the Company closed a US $100 million private placement with certain accredited investors under a Placement Agency Agreement with D. Boral Capital LLC. A total of 24,642,700 subscription receipts were issued at an offering price of $3.80 per subscription receipt, with respect to certain purchasers, and $4.16 per subscription receipt with respect to certain purchasers, each exchangeable for one Common Share upon satisfaction of escrow-release conditions, including (i) SEC effectiveness of a Form S-1 resale registration statement, (ii) shareholder approval — which was obtained on October 31, 2025 — and (iii) NYSE American listing confirmation.

Proceeds, consisting of both cash and Injective (INJ) tokens, are held in escrow with Odyssey Transfer & Trust Company and Canary Capital Group LLC pursuant to a Subscription Receipt Agreement and related Asset Management Agreements. Upon escrow release, a portion of the funds will be allocated to working capital and digital-asset-treasury management under the Company’s Injective Digital Asset Treasury (“DAT”) initiative.

2.	Meteora Warrants

In connection with the private placement, the Company granted 1,039,346 five-year warrants to Meteora Strategic Capital LLC, exercisable at US $3.80 per share.

Full exercise of the Meteora warrants would generate approximately US $3.9 million in gross proceeds and represent about 6 percent of current outstanding shares (3 percent of post-conversion totals).

3.	White Lion Capital LLC Equity Purchase Agreement

On September 4, 2025, the Company entered into a Common Stock Purchase Agreement with White Lion Capital LLC, providing a discretionary Equity Line of Credit (ELOC) of up to US $250 million over a 24-month period.

The agreement permits, but does not obligate, the Company to sell newly issued Common Shares to White Lion at prevailing market prices, subject to SEC registration and customary volume limitations. As of the date of this filing, no shares have been issued, no proceeds received, and the agreement has not yet been registered with the SEC. Accordingly, the facility is not included in the Company’s current dilution or capital-exposure analysis.

Aggregate Potential Share Issuances

The following table summarizes potential issuances arising from existing equity-linked instruments as of August 31, 2025.

The White Lion ELOC is excluded as it remains unregistered and inactive.

Source / Instrument	Max Shares Issuable (approx.)	Assumed Issue Price (US $)	Potential Gross Proceeds (US $ millions)	% of Current O/S (≈ 16 M)	% of Post-Issue Total
Subscription Receipts	24,642,700	4.06	100.0	154%	61%
Meteora Warrants	1,039,346	3.80	3.9	6%	3%
Total Potential Issued / Secured	≈25.7 M	—	≈103.9 M	≈160%	≈64%

Management Commentary

Management believes these equity-linked financings collectively enhance liquidity and position the Company for long-term growth while maintaining prudent capital-structure discipline. The Company will continue to prioritize non-dilutive financing options and intends to activate the White Lion ELOC only after SEC registration is effective and market conditions are favorable. Together with the Injective Digital Asset Treasury program, these initiatives provide a balanced framework for supporting growth and strategic investments while preserving shareholder value.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM IC. CYBERSECURITY

The Company maintains policies and procedures designed to identify, assess, and manage cybersecurity risks that could affect its business operations, customer data, or information systems. These controls include use of third-party security software, multi-factor authentication, restricted administrative access, periodic penetration testing, and employee awareness training.

Management oversees cybersecurity risk as part of the Company’s broader enterprise risk-management program, and reports periodically to the Board of Directors on cybersecurity preparedness and incident response planning. The Company also engages qualified third-party service providers to monitor its network and maintain compliance with applicable privacy and data-protection regulations.

As of the date of this report, the Company has not identified any cybersecurity incidents or risks that have materially affected its business strategy, results of operations, or financial condition. The Company continues to evaluate and enhance its information-security posture as threats evolve.

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

In addition to its Ontario offices, the Company previously leased premises located at Unit #601, 2950 Glen Drive, Coquitlam, British Columbia, under a five-year lease that commenced August 1, 2023. On August 21, 2025, the Company executed a Lease Surrender Agreement with the landlord, providing for the surrender and termination of the lease effective July 31, 2025. Under the agreement, the Company delivered vacant possession of the premises, surrendered all rights under the lease, and paid a surrender fee of $24,875.75 plus applicable taxes. The landlord accepted the early surrender subject to the terms outlined in the agreement.

Our registered and records office is located at 67 Mowat Avenue, Suite 122, Toronto, Ontario M6K 3E3

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On June 2025, Centurion One Capital Corp., Kia Besharat, and Break Point Ventures Ltd. commenced a civil proceeding in the Ontario Superior Court of Justice (Court File No. CV-25-00744393-0000) against Pineapple Financial Inc. The claim relates to alleged fees and compensation under two consulting and advisory agreements: the March 1 2022 Consulting Agreement with Mr. Kia Besharat and the January 10 2024 Financial Advisory Services Agreement with Centurion One Capital Corp.

The Company has filed a Statement of Defense dated July 10 2025, denying all allegations and asserting that both agreements were properly terminated in November 2024 following repudiation by the plaintiffs. Pineapple maintains that all amounts owing under the contracts were fully settled prior to termination, that no referral or advisory fees are payable, and that the plaintiffs are not entitled to any additional relief, including oppression or unjust-enrichment claims

Statement of Defense

.

Management believes that this matter is without merit and intends to vigorously defend the action. At this time, the Company does not expect the outcome of this proceeding to have a material adverse effect on its business, financial condition, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed on the NYSE American under the symbol “PAPL.”

Shareholders

As of November 28, 2025, we had 99 shareholders of record. This does not include shares held in the name of a broker, bank, or other nominees (typically referred to as being held in “street name”).

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

Unregistered Sales of Equity Securities

On September 2, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company sold and issued, in a private placement offering, Subscription Receipts of the Company at an offering price of $3.80 per Subscription Receipt with respect to certain purchasers, and $4.16 per Subscription Receipt, with respect to certain purchasers. Purchasers tendered, at the election of each Purchaser, U.S. dollars or INJ tokens to the Company as consideration for the Subscription Receipts. Each Subscription Receipt is exchangeable for one Common Share upon meeting the Escrow Release Conditions.

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

Recent Developments

Business Trends

Throughout fiscal 2025, the Canadian mortgage market continued to adjust following the Bank of Canada’s multi-stage monetary policy easing that began in mid-2024. The Bank reduced its benchmark overnight rate by a cumulative 225 basis points through September 2025, helping to stabilize borrowing costs and gradually improve affordability in several regional housing markets. While these rate reductions provided meaningful relief to borrowers, overall mortgage origination volumes remained below pre-2022 levels due to lingering affordability constraints, limited housing supply, and sustained lender prudence.

Within this environment, renewal and refinance activity continued to represent a larger proportion of total mortgage transactions, while new-purchase originations grew at a more measured pace. Despite these headwinds, Pineapple Financial Inc. remained resilient and continued to expand its operational footprint.

The Company also advanced its technology capabilities through continued development of its proprietary Pineapple Plus platform, including upgraded workflow automation tools, enhanced CRM features, and integrated insurance and financial-product modules. These improvements contributed to higher productivity per agent and stronger client engagement, even in a subdued housing market. In addition, the Company’s investments in data-driven marketing and digital lead-generation tools supported stable fee-based revenues during the year.

Early fourth-quarter indicators reflected increased application activity and lead generation driven primarily by renewal and refinance transactions, positioning the Company to benefit from a gradual recovery in mortgage activity as interest rates normalize and borrower confidence continues to improve heading into fiscal 2026.

Summary of the Year Ended August 31, 2025.

During the fiscal year ended August 31, 2025, we generated approximately $1.599 billion in residential mortgage loan originations, compared to $1.529 billion in the prior fiscal year ended August 31, 2024. This represents an increase of $70 million, or approximately 4.6 percent year over year, driven primarily by higher renewal and refinance volumes, improved broker productivity, and continued adoption of our Pineapple Plus digital platform.

Our net loss for the year ended August 31, 2025, was approximately $3.538 million, compared to a net loss of $4.093 million for the prior fiscal year. The year-over-year improvement in net loss primarily reflects higher funded mortgage volumes, efficiency gains from technology investments, and disciplined cost management, partially offset by continued expenditures in platform development, compliance enhancements, and strategic growth initiatives.

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

	Year ended August 31,
	2025	2024	2023
Mortgage volume	1,598,776,840	1,528,926,510	1,398,464,338
Gross billing	17,431,300	16,264,172	15,026,896
Commission expense	15,826,657	14,895,885	13,931,836
Net sales revenue	1,604,644	1,368,287	1,095,060
Insurance	197,852	-	-
Underwriting revenue	125,828	153,757	148,080
Subscription revenue	750,042	738,697	736,708
Other income	308,458	428,246	522,416

Our sources of revenue include commissions from lenders, underwriting revenue, membership fees from mortgage agents, and other income.

Gross Billing:

The Company earns revenue from its mortgage brokerage operations based on commissions received from financial institutions with whom it has contractual arrangements. Gross billing represents the total commission earned from lending institutions on funded mortgage transactions. As the Company engages licensed mortgage agents and brokers who are responsible for originating and closing mortgage transactions, a significant portion of the gross billing is paid out as commissions and referral fees to those agents. Accordingly, the Company presents revenue on a net basis, calculated as gross billing less commissions and payouts to mortgage agents, as the Company acts as an agent in these arrangements.

Under ASC 606, Revenue from Contracts with Customers, the Company evaluates each contract to identify performance obligations, determine the transaction price, allocate the transaction price to the performance obligations, and recognize revenue when control of the promised service is transferred to the customer.

For each mortgage transaction, revenue is recognized when:

●	A binding contract exists between the borrower, the mortgage agent, and the lending institution;
●	The Company provides access to, and support through, its technology platform to facilitate the mortgage transaction;
●	The mortgage loan is funded by the lender; and
●	The Company’s commission from the lender becomes fixed and collectible.

The Company’s performance obligation is satisfied at a point in time, when the mortgage is funded and all platform-related services for that transaction have been completed. Revenue is measured as the net amount retained by the Company after remitting the applicable commission and referral fees to mortgage agents and sub-brokers.

This net revenue reflects the Company’s role as an intermediary providing technology infrastructure, compliance oversight, and workflow support, rather than acting as the primary obligor in the mortgage funding transaction.

Subscription Revenue:

Users access and use our technology platform, Pineapple Plus, for a flat monthly service fee of $145.00 In exchange for this fee, users of Pineapple Plus have access to a network management system that allows them to perform back- office procedures more efficiently and effectively. This platform will enable them to process the deal described above prepare, and complete the package for submission to be funded by the financial institution. We have a strong user base, which has experienced significant growth since our inception. Revenue is recognized at the beginning of the month when a user is invoiced and pays the fee.

Underwriting Fee:

Users can optionally use our expert risk pre-assessment service, which assists them in pre-underwriting their loans before submission to a lender for approval and funding. This service significantly reduces the time for the lender partners’ assessment of the deal. For mortgages of $179,575 and less, we charge an underwriting fee of $251; for mortgages greater than $179,575, the Company charges an underwriting fee of $359. The Company has undertaken a special program to educate and inform users of this service in further detail. Approximately 40% of the deals originated by users are using this service. This program is intended to further increase the number of deals and improve the services offered.

Insurance commission Revenue:

The Company earns insurance commission revenue through Pineapple Insurance, which acts as a broker for third-party insurance carriers. When customers purchase insurance policies through our platform, the Company receives commissions from the insurance providers based on premiums written. The Company acts as a principal in these transactions because it is responsible for sourcing customers, facilitating the placement of insurance products, and managing the full service process. Commission revenue is recognized at the point in time when the underlying insurance policy becomes effective and our performance obligations are satisfied. Insurance commission revenue is presented net of referral fees, agent commissions, and other consideration payable to mortgage agents or third-party partners, as these amounts represent direct transaction-related costs. Renewal commissions are recognized only when they become fixed and determinable based on confirmation from the insurance carriers.

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

Comparison of the years ended August 31, 2025 and 2024

Year Ended	August 31, 2025 ($)	August 31, 2024 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	2,986,823	2,688,987	297,836	11.08
Expenses
Selling, general and administrative	2,253,944	2,382,225	(128,281)	(5.38)
Advertising and Marketing	669,482	860,047	(190,565)	(22.16)
Salaries, wages and benefits	1,645,024	2,436,783	(791,759)	(32.49)
Interest expense and bank charges	336,115	93,472	242,643	259.59
Depreciation	862,104	838,843	23,261	2.77
Share-based compensation	235,006	-	235,006	100.00
Government incentive	(70,555)	(97,646)	27,091	(27.74)
Loss on disposal of asset	3,596	-	3,596	100.00
Total expense	5,934,716	6,513,724	(578,008)	(8.89)
Loss from operations	(2,947,893)	(3,824,737)	876,844	(22.93)
(Loss) Gain on extinguishment of liability	-	(156,339)	156,339	100
Foreign exchange gain (loss)	10,133	(38,836)	48,969	(126.09)
Gain(loss) on change in fair value of warrant liability	(608,537)	63,769	(672,306)	(1,054.28)
Gain(loss) on change in fair value of conversion feature liability	-	76,543	(76,543)	(100.00)
Accretion expense	-	(223,059)	223,059	100.00
Financing cost – Warrant issue	(164,280)	-	(164,280)	(100.00)
Other income	72,113	-	72,113	100.00
Net loss	(3,638,465)	(4,102,659)	464,194	(11.31)

Revenue

Gross billings increased from $16.264 million for the fiscal year ended August 31, 2024, to $17.431 million for the fiscal year ended August 31, 2025, representing a year-over-year increase of approximately 7.18%. This growth was primarily driven by a moderate recovery in mortgage origination activity, improved renewal and refinance volumes, and higher agent productivity. The Bank of Canada’s continued monetary easing, reducing the policy rate from 5.00% in mid-2024 to 3.25% by August 31, 2025, contributed to improved affordability and renewed consumer confidence, though housing market activity remained below pre-2022 levels.

Revenue for the year ended August 31, 2025 was $2.987 million, compared to $2.689 million for the year ended August 31, 2024, representing an increase of $297,836, or 11.08% year-over-year. The increase was primarily driven by stronger net mortgage-brokerage revenue, supported by higher funded volumes and improved agent productivity. Subscription revenue and underwriting fees remained stable, reflecting continued adoption and usage of the Company’s Pineapple Plus platform. The overall growth in revenue demonstrates the resilience of the Company’s core operations despite ongoing softness in the Canadian real estate market and tighter lending conditions.

Cost of Gross Billing

The cost of gross billing, represented primarily by commission expense, increased from $14.896 million in fiscal 2024 to $15.827 million in fiscal 2025, reflecting a 6.25% increase year-over-year. This increase was consistent with higher funded mortgage volumes and the Company’s strategic focus on supporting high-volume agents. While these agents typically operate at lower commission margins, they generate higher overall transaction throughput, leading to higher aggregate commission payouts.

The Company continues to balance growth in gross billings with disciplined cost management through enhanced automation, centralized underwriting, and agent-performance analytics to improve profitability margins over time.

Selling, General and Administrative Expenses.

The breakdown of selling, general and administrative expenses are as follows:

Year Ended	August 31, 2025 ($)	August 31, 2024 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Software subscription	747,234	898,870	(151,636)	(16.87)
Office and general	206,180	199,756	6,424	3.22
Professional fee	291,084	414,482	(123,398)	(29.77)
Dues and subscription	612,476	269,106	343,370	127.60
Rent	210,206	207,560	2,646	1.27
Consulting fee	58,890	62,598	(3,708)	(5.92)
Travel	33,289	160,643	(127,355)	(79.28)
Donations	788	7,449	(6,661)	(89.42)
Lease expense	1,805	71,148	(69,343)	(97.46)
Insurance	91,993	90,613	1,380	1.52
	2,253,944	2,382,225	(128,281)	(5.38)

Selling, General and Administrative (“SG&A”) Expenses

Selling, general, and administrative (“SG&A”) expenses decreased by $128,281, or 5.38%, from $2,382,225 for the fiscal year ended August 31, 2024, to $2,253,944 for the fiscal year ended August 31, 2025. The reduction reflects the Company’s continued focus on prudent cost management and operational efficiency while maintaining robust support for its national mortgage network and technology-driven growth initiatives. Management implemented targeted efficiency measures, particularly in software, administrative overhead, and travel, without compromising business effectiveness or service quality.

Software Subscription

Software subscription expenses decreased by $151,636, or 16.87%, to $747,234 in fiscal 2025, primarily reflecting the optimization of technology infrastructure and the consolidation of third-party software tools into the Company’s proprietary Pineapple Plus platform. This reduction demonstrates the Company’s strategic progress toward self-sufficiency and reduced reliance on external software providers.

Office and General

Office and general expenses increased by $6,424, or 3.22%, to $206,180 for fiscal 2025, reflecting modest increases in administrative expenditures associated with operational support and office-related costs.

Professional Fees

Professional fees decreased by $123,398, or 29.77%, to $291,084, due to reduced reliance on external advisors following the completion of post-IPO regulatory and compliance activities. The Company has continued to strengthen internal accounting and legal functions to maintain cost efficiency while ensuring regulatory compliance.

Dues and Subscriptions

Dues and subscriptions increased by $343,370, or 127.60%, to $612,476 in fiscal 2025. This increase primarily reflects higher listing and regulatory compliance costs associated with maintaining the Company’s NYSE American listing, as well as expanded use of data-analytics subscriptions supporting the Pineapple Plus platform.

Rent

Rent expense remained consistent, rising slightly by $2,646, or 1.27%, to $210,206, reflecting stable lease terms and effective space-utilization management.

Consulting Fees

Consulting fees decreased marginally by $3,708, or 5.92%, to 58,890, as the Company continues to transition project-based consulting functions to in-house resources.

Travel

Travel expenses declined significantly by $127,355, or 79.28%, to $33,289, as management prioritized virtual engagement and implemented cost controls for non-essential travel.

Donations

Donations decreased by $6,661, or 89.42%, to $788, reflecting the Company’s ongoing focus on cost efficiency and resource reallocation toward growth and technology investments.

Lease Expense

Lease expenses decreased by $69,343, or 97.46%, to $1,805, following the expiration of prior-year short-term lease commitments.

Insurance

Insurance expenses increased slightly by $1,380, or 1.52%, to $91,993, due to normal fluctuations in annual premiums and policy renewals.

Expenses

Year Ended	August 31, 2025 ($)	August 31, 2024 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Advertising and marketing	669,482	860,047	(190,565)	(22.16)
Salaries, wages and benefits	1,645,024	2,436,783	(791,759)	(32.49)
Interest expense and bank charges	336,115	93,472	242,643	259.59
Depreciation	862,104	838,843	23,261	2.77
Share based compensation	235,006	-	235,006	100.00
Government incentive	(70,555)	(97,646)	27,091	27.74

Advertising and Marketing

Advertising and marketing expenses decreased by $190,565, or 22.16%, from $860,047 in fiscal 2024 to $669,482 in fiscal 2025. The decrease reflects a continued shift toward cost-efficient, digital-first marketing initiatives and reduced discretionary brand-promotion spending. Management focused on targeted agent-acquisition and retention campaigns, which require lower cash investment while maintaining brand visibility and market engagement.

Salaries, Wages, and Benefits

Salaries, wages, and benefits decreased by $791,759 or 32.49%, from $2,436,783 in fiscal 2024 to $1,645,024 in fiscal 2025. This reduction was primarily driven by organizational streamlining efforts and the reallocation of certain operational functions. The decrease also reflects improved workforce efficiency and cost optimization initiatives implemented during the year, with further benefits expected to be realized in future periods.

Interest Expense and Bank Charges

Interest expense and bank charges increased by $242,643, or 259.59%, from $93,472 in fiscal 2024 to $336,115 in fiscal 2025. This increase primarily reflects higher interest costs arising from short-term financing arrangements and director-related loans used to support working-capital needs. These borrowings were undertaken at higher interest rates due to prevailing market conditions, contributing to the year-over-year increase.

Depreciation

Depreciation expense increased slightly by $23,261, or 2.77%, from $838,843 in fiscal 2024 to $862,104 in fiscal 2025. The modest increase was driven by continued investment in technology infrastructure and capitalized software development that supports the Company’s digital operating model and internal systems.

Share-Based Compensation

Share-based compensation totaled $235,006 in fiscal 2025, compared to nil in fiscal 2024. The increase relates to the issuance of restricted stock units (“RSUs”) and stock options granted to directors, officers, and employees during fiscal 2025. These awards were issued to strengthen retention, align employee incentives with long-term shareholder value, and support the Company’s compensation strategy as a public issuer.

Government Incentive

Government incentives decreased by $27,091, or 27.74%, from $97,646 in fiscal 2024 to $70,555 in fiscal 2025. Incentives continue to reflect refundable credits and minor program support; however, eligibility for certain prior-year scientific research credits declined following the Company’s public listing and reversal of last year excess amount booked.

Operating Income (Loss)

For the fiscal year ended August 31, 2025, the Company recorded a loss from operations of $2.948 million, compared to a loss of $3.825 million for the fiscal year ended August 31, 2024, representing an improvement of approximately $0.877 million or 22.93% year-over-year.

This improvement primarily reflects:

●	Higher revenue, which increased by $346,727 (12.89%) driven by stronger funded mortgage volume and stable subscription and underwriting income.
●	Reductions in selling, general, and administrative expenses, which decreased by $128,281 (5.38%) as the Company continued to implement cost-containment measures, optimize technology usage, and streamline discretionary spending.
●	Lower salaries, wages, and benefits, which declined by $791,759 (32.49%) following strategic workforce realignment undertaken during the fiscal year.

These favorable impacts were partially offset by increases in certain cost categories, including:

●	Interest expense and bank charges, which rose by $242,643 (259.59%) due to higher borrowings from third-party lenders and related parties.
●	Share-based compensation, which totaled $235,006 following the issuance of stock options and RSUs under the Company’s equity incentive plans.

Despite ongoing macroeconomic pressures, including elevated interest rates, slower real estate activity, and muted origination volumes, the Company’s disciplined operational management and targeted cost-efficiency initiatives contributed to a meaningful reduction in operating losses. These measures continue to position the Company for improved financial performance as the mortgage market gradually stabilizes.

Net Loss and Comprehensive Loss

For the fiscal year ended August 31, 2025, the Company reported a net loss of $3.638 million, compared to a net loss of $4.103 million for the fiscal year ended August 31, 2024, representing an improvement of $464,194, or 11.31%.

The narrowing of the net loss reflects:

●	Higher revenue generation,
●	Reduced SG&A and personnel-related expenses,
●	Improved operational efficiencies across the business.

However, several non-operating items offset a portion of these gains:

Fair Value Changes – Warrant Liability

The Company recognized a non-cash loss of $608,537 on the change in fair value of warrant liabilities, compared to a gain of $63,769 in the prior year.

This variance reflects mark-to-market valuation under ASC 480, as the Company classifies its warrants as financial liabilities.

The newly issued warrants were “at the money” at year-end, resulting in a fair-value adjustment loss.

This is a book-only, non-cash adjustment that does not affect operating cash flow.

Financing Cost – Warrant Issuance

The Company incurred $164,280 in financing costs related to the issuance of warrants associated with certain equity and financing arrangements.

Interest Expense

Interest expense increased by $242,643, reflecting higher borrowings during the year. While necessary to support working capital and technology development, these borrowings elevated the Company’s financing cost profile.

Other Income

Other income for the fiscal year includes a gain from the sale of an insurance book, reflecting the divestiture of a non-core portfolio of insurance accounts. The sale generated one-time income of $72,112 and is consistent with management’s strategy to streamline operations and focus on scalable, technology-driven revenue streams. No recurring income is expected from this transaction.

Other Items

●	The Company recognized a foreign exchange gain of $10,133, compared to a loss in the prior year.
●	No gains were recorded on conversion feature liabilities or extinguishment of liabilities in FY2025.
●	Accretion expense declined as prior-year liabilities matured or were settled.

After accounting for the foreign currency translation adjustment of $100,790, the comprehensive loss for FY2025 was $3.537 million, an improvement from $4.093 million in FY2024.

Liquidity and Capital Resources

Our primary liquidity needs encompass working capital, capital expenditures, and technology investments, particularly those related to enhancing our proprietary Pineapple Plus platform, supporting skilled personnel, and maintaining compliance infrastructure. These items continue to represent the largest components of our capital deployment. We finance these needs primarily through cash on hand, cash flow from operations, and strategic financing facilities obtained from external lenders and related parties.

The following table summarizes our cash flows from operating, investing and financing activities:

Year Ended	August 31, 2025 ($)	August 31, 2023 ($)	Increase/ (Decrease) ($)
Cash (used) provided in operating activities	(946,820)	(1,708,261)	761,441
Cash (used) provided by financing activities	3,458,306	2,912,627	545,679
Cash (used) provided in investing activities	(944,187)	(1,117,390)	(173,203)
Cash at the end of the period	2,117,371	580,356	1,537,015

Net cash flow from (used in) operating activities

	Year Ended
Description	August 31, 2025 ($)	August 31, 2024 ($)
Operating activities
Net loss	(3,638,465)	(4,102,659)
Adjustments for the following non-cash items:
Depreciation of property and equipment	82,113	87,803
Amortization of intangible assets	592,942	616,532
Depreciation on right of use asset	187,048	134,508
Interest expense on lease liability	51,431	62,604
Share-based compensation	235,006	-
Bad debt written off	48,524	-
Change in fair value of warrant liabilities	608,537	63,769
Accretion expense	-	223,059
Loss on extinguishment of liability	-	156,339
Loss on derecognition of right of use asset and liability	3,596	-
Foreign exchange gain (loss)	-	38,836
Chang in fair value of conversion feature liability	-	(76,543)
Net changes in non-cash working capital balances:
Trade and other receivables	14,477	603,764
Prepaid expenses and deposits	47,910	60,239
Accounts payable and accrued liabilities	999,683	519,943
Deferred Government Grant	(176,253)	(208,376)
Deferred revenue	(3,369)	111,921
	(946,820)	(1,708,261)

Liquidity Outlook and Ability to Continue as a Going Concern

The Company has incurred recurring operating losses and continues to experience negative cash flows from operations. For the fiscal year ended August 31, 2025, the Company recorded a net loss of $3.64 million and negative operating cash flows of $946,820. As at August 31, 2025, the Company had an accumulated deficit of $13.396 million and a working-capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date of these financial statements.

●	Management has developed plans intended to improve liquidity and address these uncertainties. These plans include:
●	Accessing additional capital through the Injective Digital Asset Treasury Initiative, including the expected realization of $2.1 million held in escrow upon the filing and effectiveness of the Company’s Form S-1 (see Subsequent Events , Note 21).
●	Pursuing additional financing and capital-raising activities as required to support ongoing operations and fund strategic initiatives.
●	Continuing cost-management measures, including reductions in payroll, operating expenses, and discretionary spending.
●	Investing in Injective digital assets, which totaled approximately $11.4 million subsequent to year-end, and which management believes may generate future economic benefit depending on market performance.

While management believes these plans are achievable, there can be no assurance that the Company will obtain the necessary financing or that the planned initiatives will be successful. If the Company is unable to secure adequate funding or generate positive operating results, it may be unable to meet its obligations as they become due.

Net Cash Used in Operating Activities

Net cash used in operating activities was $946,820 for the fiscal year ended August 31, 2025, compared to $1,708,261 for the fiscal year ended August 31, 2024, an improvement of $761,441. The reduction in operating cash outflows was driven by a smaller net loss, higher non-cash adjustments (including depreciation, amortization, and the change in fair value of warrant liabilities), and stronger working-capital performance. In particular, higher accounts payable and accrued liabilities, combined with stable collections on trade receivables, contributed to improved liquidity. Non-cash items such as share-based compensation, lease-related adjustments, and fair-value remeasurements increased the reconciliation to operating cash but did not affect cash usage.

Net Cash Provided by Financing Activities

Net cash provided by financing activities totaled $3,458,306 in fiscal 2025, compared with $2,912,627 in fiscal 2024. The increase primarily reflects additional borrowings obtained from external lenders and related parties to fund working-capital requirements and support continued investment in technology and operations. These borrowings increased interest-expense recognition but provided essential liquidity during the fiscal year. No equity financing was completed during the year.

Net Cash Used in Investing Activities

Net cash used in investing activities was $944,187 for the fiscal year ended August 31, 2025, compared with $1,117,390 in the prior year. The majority of the outflows relate to the capitalization of internally developed software and enhancements to the Pineapple Plus platform. These investments are aligned with management’s ongoing strategy to strengthen the Company’s digital infrastructure, expand automation, and improve long-term scalability.

Overall Liquidity Position

As of August 31, 2025, the Company had a cash balance of $2.12 million, compared to $0.58 million at August 31, 2024, representing an increase of approximately $1.54 million. The year-over-year improvement reflects disciplined cost management, stronger working-capital inflows, and access to financing facilities. The Company’s capital structure includes common equity, additional paid-in capital, accumulated deficit, and warrant liabilities.

Management continues to monitor liquidity closely to ensure sufficient resources are available to fund operating requirements, service debt obligations, and support ongoing technology development. Although interest costs are expected to remain elevated due to the use of credit facilities, the Company expects to maintain adequate liquidity through disciplined working-capital management and access to non-dilutive financing sources.

Based on current forecasts, management believes existing cash resources are sufficient to meet operating needs for at least the next 12 months and to support the Company’s strategic growth initiatives.

The following table presents our liquidity:

Year Ended	August 31, 2025 ($)	August 31, 2024 ($)
Cash	2,117,371	580,356
Trade and other receivables	92,223	155,224
Prepaid expenses and deposit	110,001	157,910
	2,319,595	893,490

As of August 31, 2025, the Company’s total current assets increased to $2,319,595, compared to $893,490 as of August 31, 2024, representing a year-over-year improvement of approximately $1.43 million. The increase was driven primarily by a significant strengthening of the Company’s cash position.

Cash increased to $2,117,371 as of August 31, 2025, compared to $580,356 in the prior year. This improvement reflects proceeds from financing activities, tighter operating-cost management, and more efficient cash planning during the fiscal year.

Trade and other receivables decreased to $92,223, from $155,224 as of August 31, 2024. The decrease is mainly due to reversal of Govt Incentives during the year.

Prepaid expenses and deposits totaled $110,001, compared to $157,910 in the prior year, reflecting the timing of annual software, insurance, and service contracts that require advance payment.

Overall, the Company’s enhanced liquidity position demonstrates strengthened financial flexibility, supported by disciplined spending, operational efficiencies, and strategic use of financing to fund technology development and working-capital requirements. Management believes that current liquidity, combined with expected operating cash flows, is sufficient to meet all short-term obligations and support near-term growth initiatives.

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

Revenue Recognition

The Company has adopted ASC 606, Revenue from Contracts with Customers, which provides a single comprehensive model for revenue recognition. The core principle of the standard is that Revenue should be recognized when goods or services are transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard introduced a new contract- based revenue recognition model with a measurement approach that is based on an allocation of the transaction price. It establishes a five-step model to account for revenue arising from contracts with customers. Under this standard, Revenue is recognized at an amount that reflects the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. The standard requires entities to exercise Judgment, taking into consideration all of the relevant facts and circumstances when applying each step of the model to contracts with customers. Additionally, the standard specifies the accounting for incremental costs of obtaining a contract and the costs directly related to fulfilling a contract.

When the Company transfers goods or services to a customer, Revenue is recognized at an amount that reflects the consideration expected to be received.

The Company operates an online platform, that enables brokers and agents to efficiently close deals.

The Company’s subsidiary, Pineapple Insurance Inc., generates Revenue by charging premiums for insurance policies and services. Pineapple Insurance is affiliated with a major insurance company, from which it earns commissions for providing services, primarily mortgage insurance. Mortgage insurance is a offered for each mortgage. Pineapple Insurance acts as the agent that supplies insurance services to the consumer and is paid a commission from the premiums collected by the insurance company whose products and services it provides to the end consumer.

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

Foreign Currency Transactions and Translation

Although the Company conducts substantially all of its operating activities and generates nearly all revenues and expenses in Canadian dollars (“CAD”), it engages in certain financing and vendor transactions that are denominated in U.S. dollars (“USD”). These USD-denominated balances include equity proceeds raised in USD, payments to U.S.-based service providers, and other non-operating expenditures.

Foreign currency transactions are translated into CAD at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in USD are remeasured at the closing exchange rate at each reporting date, and the resulting foreign exchange gains or losses are recognized in the consolidated statements of operations.

In addition, because the Company reports its consolidated financial statements in U.S. dollars, CAD-denominated assets, liabilities, revenues, and expenses are translated into USD using appropriate period-end or average exchange rates. These translation adjustments are recorded within other comprehensive income (loss) and do not impact the Company’s underlying cash flows or economic performance.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation — Stock Compensation, which requires the recognition of the fair value of equity awards granted to employees, directors, and consultants as compensation expense over the vesting period. The fair value of share options and restricted share units (“RSUs”) is determined at the grant date and expensed on a straight-line basis over the service period, net of estimated forfeitures.

Equity Incentive Plans

Pineapple Financial Inc. maintains two equity-based compensation plans:

1.	the 2021 Stock Option Plan, and
2.	the 2022 Omnibus Equity Incentive Plan.

Together, these plans authorize the issuance of awards representing up to 10 % of the Company’s issued and outstanding common shares at any given time. Awards may be granted as stock options, RSUs, or other equity-linked instruments intended to attract, retain, and motivate qualified directors, officers, employees, and consultants whose performance contributes to the Company’s success.

2025 Grants

On July 16, 2025, the Board of Directors approved the grant of an aggregate 120,007 RSUs and stock options under the above plans, in accordance with the Board resolution dated June 26, 2025.

These awards were made to recognize past contributions and to further align management and employee interests with those of shareholders.

These RSU awards were fully vested at the date of grant and issued in recognition of historical performance, subject to statutory tax withholdings and required regulatory filings. The fair value of these awards was determined based on the market price of the Company’s common shares on the grant date. No cash consideration was received upon issuance, and the RSUs carry no voting or dividend rights prior to settlement.

Prior Awards

Stock options granted under the 2021 Legacy Plan in prior fiscal years remain outstanding and are exercisable at prices adjusted for the 1-for-20 reverse stock split completed in July 2025. Those awards were fully vested as of August 31, 2023.

Accounting Impact

For the fiscal year ended August 31, 2025, total share-based compensation expense recognized in the consolidated statement of operations amounted to $235,006, reflecting the fair-value recognition of RSU and option grants under ASC 718.

The Company expects future share-based compensation expense to remain modest relative to revenue as the current pool of awards covers key management for the next fiscal cycle.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of August 31, 2025, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2025, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control framework is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

While the Company, as an emerging growth company, is not currently required to maintain or formally attest to an effective system of internal control under Section 404(b) of the Sarbanes-Oxley Act, management recognizes the importance of strong controls and has taken proactive steps to enhance its control environment. These measures include:

●	Employing qualified accounting and financial reporting personnel with clear segregation of duties.
●	Conducting regular reconciliations and reviews to ensure accurate classification and reporting of transactions.
●	Implementing dual-authorization procedures for significant accounting entries and payments.
●	Maintaining a comprehensive fixed-asset register and supporting documentation for material balances.
●	Establishing documentation for key estimates, judgments, and accounting policies.
●	Enhancing oversight and review of financial information by senior management and the Audit Committee.

As of August 31, 2025, management evaluated the effectiveness of the Company’s internal control over financial reporting and concluded that a material weakness existed related to segregation of duties within the finance function due to the limited number of personnel involved in financial reporting.

Notwithstanding this material weakness, management believes the consolidated financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with GAAP.

The Company is taking steps to enhance its internal control environment and expects to strengthen segregation of duties as additional resources become available.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended August 31, 2025, the Company implemented several improvements to strengthen its control environment. These included (i) independent review and approval processes for journal entries and account reconciliations, (ii) enhancements to segregation of duties through staffing changes and workflow automation, and (iii) updated documentation of accounting policies and procedures. There were no changes during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Financial Instruments

As on August 31, 2025, the Company’s financial instruments consist of cash, trade and other receivables, investments, accounts payable and accrued liabilities.

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

As of August 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash	2,117,371			2,117,371
Investment			9,733	9,733

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

Our primary source of credit risk relates to the possibility of Core Business Operation’s brokerages or other customers not paying receivables. Core Business Operations manages its credit risk by performing credit risk evaluations on its brokerages and agents and monitoring overdue trade and other receivables. As of August 31, 2025, $64,163 of our trade receivables are greater than 90 days outstanding, as compared to $33,942 for August 31, 2024. A decline in economic conditions or other adverse conditions experienced by brokerage and agents could impact the collectability of the Corporation’s accounts receivable.

Our maximum exposure to credit risk approximates the carrying value of the assets on the Corporation’s consolidated statements of financial position.

Year Ended	August 31, 2025 ($)	August 31, 2024 ($)
Cash	2,117,371	580,356
Trade and other receivables	92,223	155,224
Prepaid expenses and deposit	110,001	157,910
	2,319,595	893,491

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s approach in managing liquidity is to ensure, to the extent possible, that it will have sufficient liquidity to meet its liabilities when due, by continuously monitoring actual and forecasted cash flows. As of August 31, 2025, the Company’s contractual cash flow obligations and their maturities are as follows:

	Cash flow under contract ($)	Within 1 year	Greater than 1 year ($)
Accounts payable and accrued liabilities	2,125,160	2,125,160	-
Lease obligations	699,959	138,859	561,100
Loan	629,120	629,120

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s consolidated financial statements and report of independent registered public accounting firm MNP LLP with the PCAOB ID: 1930 is contained in pages F-1 through F-26, which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of August 31, 2025, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).

Based on this evaluation, management concluded that these disclosure controls and procedures were effective as of that date in ensuring that information required to be disclosed in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company continues to strengthen its control environment by periodically reviewing the design and effectiveness of its disclosure controls, updating procedures for regulatory compliance, and implementing improvements as appropriate. While management believes these controls are effective, it recognizes that any control system can provide only reasonable assurance, not absolute assurance, that all control objectives will be met due to inherent limitations, including human error, cost-benefit considerations, and potential changes in operating conditions.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in conformity with U.S. GAAP.

Management has assessed the effectiveness of the Company’s ICFR as of August 31, 2025, using the criteria set forth in the Internal Control, Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2025.

Although management believes the Company’s ICFR is effective, any control system—no matter how well designed and operated, has inherent limitations. Therefore, even effective controls can provide only reasonable, not absolute, assurance that material misstatements will be prevented or detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or that compliance with established policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

During the fiscal year ended August 31, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management continues to implement ongoing improvements, including enhanced documentation, independent review procedures, and segregation of duties, to maintain a robust control environment.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting, pursuant to the exemption provided to emerging growth companies under Section 103(a)(3)(C) of the Jumpstart Our Business Startups (JOBS) Act.

Limitations on Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent or detect all errors or acts of fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving its objectives. The design of a control system must reflect the fact that there are resource constraints and that management must apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Because of the inherent limitations in any system of internal control, misstatements due to error or fraud may occur and not be detected. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Management remains committed to maintaining a strong control environment and to continuously enhancing its systems and oversight to safeguard the integrity of the Company’s financial reporting.

ITEM 9B. OTHER INFORMATION.

During the fourth fiscal quarter of 2025, no officer or director of Pineapple Financial Inc. (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408(a) of Regulation S-K.

Other than the matters previously disclosed in this Annual Report on Form 10-K, there is no additional information required to be reported pursuant to Item 9B of Form 10-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers, key employees and directors.

Name	Age	Position(s)	Date Appointed
Shubha Dasgupta	46	Chief Executive Officer and Director	October 16, 2015
Sarfraz Habib	55	Chief Financial Officer	April 10, 2023
Kendall Marin	50	President, COO, and Director	October 16, 2015
Drew Green	50	Chairman of the Board	May 6, 2019
Paul Baron	63	Director	August 19, 2016
Tasis Giannoukakis	63	Director	August 19, 2016

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

Name of Director	Reporting Issuers (or the Equivalent)
Drew Green	EMERGE Commerce Ltd. American Aires Inc. Parvis Invest Inc. Monaghan Capital Fund.

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

Clawback Policy

Board adopted the Clawback Policy (the “Clawback Policy”), providing for the recovery of certain incentive-based compensation from current and former executive officers of the Company in the event the Company is required to restate any of its financial statements filed with the SEC under the Exchange Act in order to correct an error that is material to the previously-issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. A copy of the Clawback Policy has been filed herewith, as exhibit 97.1.

Insider Trading Policies

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees. A copy of the Insider Trading Policy has been filed herewith, as exhibit 19.1.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets out the compensation paid or payable to the Named Executive Officers (“NEO”) of the Company during the last two fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Units($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Shubha Dasgupta,	2025	171,936	-	16,429	32,858	-	-	10,316	224,615
Chief Executive Officer	2024	177,816	-	-	-	-	-	10,669	188,485
Kendall Marin,	2025	171,936	-	16,429	32,858	-	-	10,316	224,615
President and Chief Operating Officer	2024	177,816	-	-	-	-	-	10,669	188,485
Sarfraz Habib	2025	128,952	-	6,530	13,060	-	-	-	$149,842
Chief Financial Officer	2024	133,362	-	-	-	-	-	-	$133,362

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards for each of the NEOs and directors as of the end of the fiscal year ended August 31, 2025.

	Option Awards			Restricted Stock Units
Name and Principal Position	Number of Securities. Underlying Unexercised Options (#) Exercisable	Weighted Average Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock	Market Value of Shares or Units of Stock As on August 31, 2025
Shubha Dasgupta,	6,333	$72.00	June 14, 2026
	20,000	$1.30	July 16, 2035	12,638	$50,805
Chief Executive Officer and Director

Tasis Giannoukakis,	510	$72.00	June 14, 2026
	2,500	$1.30	July 16, 2035	2,523	$10,142
Director

Drew Green,	5,107	$72.00	June 14, 2026	N/A	N/A
	10,000	$1.30	July 16, 2035	11,092	$44,590
Chairman of the Board

Kendall Marin,	6,333	$72.00	June 14, 2026
	20,000	$1.30	July 16, 2035	12,638	$50,805
President, Chief Operating Officer, and Director

Paul Baron,	510	$72.00	June 14, 2026
	2,500	$1.30	July 16, 2035	2,523	$10,142
Director

Compensation Governance

Overview

Following the Company’s initial public offering in November 2023, Pineapple Financial Inc. (the “Company”) became a reporting issuer under the Securities Exchange Act of 1934. The Company’s executive compensation program is designed to attract, retain, and motivate highly qualified executives and directors who can drive sustained value creation for shareholders. The program emphasizes pay-for-performance alignment, prudent governance, and competitiveness within the Canadian mortgage brokerage and financial-technology sectors.

Compensation Philosophy and Objectives

The principal objectives of the Company’s compensation strategy are to:

●	Align management’s interests with those of shareholders by linking long-term compensation to performance and value creation;
●	Reward superior individual and corporate performance through balanced short- and long-term incentives;
●	Provide competitive compensation opportunities relative to peer companies of comparable size and stage of development; and
●	Ensure affordability and fiscal discipline, considering the Company’s financial condition, growth trajectory, and market conditions.

Compensation Components

The significant elements of compensation for directors, executive officers, and Named Executive Officers (“NEOs”) include:

●	Base salary or management fees, reflecting scope of responsibility, experience, and individual performance;
●	Equity-based incentives, primarily restricted share units (“RSUs”) and stock options granted under the Company’s 2021 Stock Option Plan and 2022 Omnibus Equity Plan, to promote long-term alignment with shareholders; and
●	Performance-based cash bonuses, awarded at the discretion of the Board of Directors (the “Board”) based on achievement of strategic and financial objectives.

No element of compensation is determined according to a fixed formula; rather, the Board considers a range of qualitative and quantitative factors including overall corporate performance, market competitiveness, and the Company’s ability to sustain compensation levels responsibly.

Determination and Oversight

The Board, upon recommendation from management, reviews executive compensation annually. Independent directors provide oversight of the process to ensure fairness, transparency, and alignment with shareholder interests. While no formal peer-group benchmarking study was performed for fiscal 2025, the Board considered market data from comparable Canadian mortgage and financial-services companies when determining appropriate compensation ranges.

Recent Developments

In fiscal 2025, we established a Treasury Strategy as a component of our corporate treasury and strategic partnership program. The Treasury Strategy permits the Company, subject to internal policies, board oversight and applicable law, to hold a capped allocation of liquid digital assets to support research and development, ecosystem partnerships and potential future integrations with our mortgage technology stack. As of the date of this filing, the Treasury Strategy is managed separately from brokerage operations. The Treasury Strategy is subject to strict custody, risk, accounting and compliance policies, including segregation of assets, volatility limits, impairment monitoring and disclosure controls.

During fiscal 2025, the Company issued restricted share units and stock options to its directors, officers, and employees under the 2021 Stock Option Plan and 2022 Omnibus Equity Incentive Plan, representing a continuation of its long-term incentive program designed to attract and retain key talent. These grants were made in accordance with ASC 718, Compensation, Stock Compensation, and are expensed over the respective vesting periods.

No new long-term cash-based incentive plans or supplemental retirement arrangements were implemented during the year. The Company intends to periodically review its compensation framework as it matures as a public company and to consider the adoption of formal performance metrics and peer benchmarking guidelines.

Director Compensation

To date, we have not compensated our directors for their service to the Company, except that Drew Green receives monthly compensation of $7,887 and Nima Besharat received monthly compensation of $3,943 until his compensation terminated in February 2025.

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

Stock Options and Other Compensation Securities

As of August 31, 2025, Pineapple Financial Inc. (the “Company”) had an aggregate of 73,701 stock options and 46,437 restricted share units (RSUs) issued during the fiscal year under the Company’s 2021 Stock Option Plan and 2022 Omnibus Equity Incentive Plan. These awards were granted to directors, executive officers, and employees as part of the Company’s long-term incentive program designed to align management performance with shareholder value creation and to retain key personnel.

The Company had 28,285 stock options outstanding as of August 31, 2024. After giving effect to current-year issuances and normal vesting, the total number of stock options outstanding as of August 31, 2025 was 101,986. The stock options are exercisable for an equivalent number of common shares of the Company in accordance with their respective vesting schedules and expiry provisions. The RSUs vest based on continued service or performance conditions as determined by the Board of Directors.

No stock options or RSUs were exercised by directors, executive officers, or Named Executive Officers during the fiscal year ended August 31, 2025, and no other equity-based compensation securities were granted outside of the 2021 Stock Option Plan and 2022 Omnibus Equity Incentive Plan.

Stock Option Plan and

On June 14, 2021 the Board approved our 2487269 Ontario Ltd. Stock Option Plan (the “Stock Option Plan”) and in year 2022, Omnibus Equity Incentive plan. As of the date, there are 169,969 options outstanding under the Stock Option Plan.

The purpose of the Stock Option Plan is to provide the Company with a share-related mechanism to attract, retain and motivate qualified directors, officers, employees and consultants, to reward those individuals from time to time for their contributions toward the long-term goals of the Company and to enable and encourage those individuals to acquire Common Shares as long-term investments. The material features of the Stock Option Plan and Omnibus Equity Plan are reflected in the disclosure below.

Key Terms	Summary
Administration	The Stock Option Plan & Omnibus Equity Plan is administered by the Board, or such director or other senior officer of the Company as may be designated as administrator by the Board. The Board or such committee may make, amend and repeal at any time, and from time to time, such regulations not inconsistent with the Stock Option Plan.

Number of Common Shares	The maximum number of Common Shares issuable under the Stock Option Plan shall not exceed 10% of the number of Common Shares issued and outstanding as of each date on which the Board grants the Option (the “Award Date”) with certain limits on grants to Optionees (as defined in the Stock Option Plan and Omnibus Equity Plan), Optionees who are Insiders (as defined in the Stock Option Plan), Eligible Employees (as defined in the Stock Option Plan) and Optionees conducting Investor Relations Activities (as defined in the Stock Option Plan). The number of Common Shares underlying Options that have been cancelled, that have expired without being exercised in full, and that have been issued upon exercise of Options shall not reduce the number of Common Shares issuable under the Stock Option Plan and shall again be available for issuance thereunder.

Securities	Each Option entitles the holder thereof (an “Option Holder”) to purchase one Common Share at an exercise price determined by the Board.

Participation	Any director, senior officer, management company, employee or consultant of the Company (including any subsidiary of the Company), as the Board may determine.

Exercise Price	The exercise price of an option will be determined by the Board in its sole discretion, provided that the exercise price will not be less than the Discounted Market Price (as defined in the Stock Option Plan).

Exercise Period	The exercise period of an Option will be the period from and including the award date through to and including the expiry date that will be determined by the Board at the time of grant (the “Expiry Date”), provided that the Expiry Date of an Option will be no later than the fifth anniversary of the Award Date of the Option, provided that such date does not fall within a blackout period imposed by the Company, and any Options granted to any Optionee who is a Director, Eligible Employee, or other Optionee will expire within 12 months following the date that such Optionee ceases to be engaged in such role.

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

Limitations

The maximum number of Common Shares which may be issued, within any one-year period, to Insiders under the Stock Option Plan and Omnibus Equity Plan, together with any other share-based compensation arrangements of the Company, will be 10% each of the total number of Common Shares issued and outstanding. The total number of Options awarded to any one individual in any twelve-month period will not exceed 5% of the issued and outstanding Common Shares of the Company at the Award Date unless the Company has obtained disinterested shareholder approval..

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

Amendments	The Board may from time to time, subject to applicable law and to the prior approval, if required, of the shareholders, relevant stock exchanges or any other regulatory body having authority over the Company or the Stock Option Plan and Omnibus Equity Plan, suspend, terminate or discontinue the Stock Option Plan at any time, or amend or revise the terms of the Stock Option Plan or of any Option granted under the Stock Option Plan and Omnibus Equity Plan and the Option Agreement relating thereto, provided that no such amendment, revision, suspension, termination or discontinuance shall in any manner adversely affect any Option previously granted to an Optionee under the Stock Option Plan and Omnibus Equity Plan without the consent of that Optionee.

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

On April 4, 2023, the Company entered into an executive employment agreement with Sarfraz Habib pursuant to which Mr. Habib agreed to serve as the Company’s Chief Financial Officer. In consideration of the services provided by Mr. Habib, the Company agreed to pay a base salary of $128,952 per annum.

We have also entered into an agreement with Drew Green for board fees, pursuant to which we pay a fee of $7,164 per month.

Pension Plan Benefits

The Company does not anticipate having any deferred compensation plan or pension plan that provides for payments or benefits at, following or in connection with retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common shares as of November 25, 2025 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable .

Beneficial Owner	Shares(1)	Percentage
Directors and Named Executive Officers
Shubha Dasgupta(2)	81,278	5.87%
Sarfraz Habib(3)	16,069	1.18%
Kendall Marin(4)	158,017	11.41%
Drew Green (5)	60,814	4.43%
Paul Baron (6)	8,739	0.65%
Tasis Giannoukakis (7)	10021	0.74%

All Directors and Officers as a group (6 persons)	131,278	22.67%

*	Represents beneficial ownership of less than 1%.
(1)	Based on 1,345,941 common shares outstanding.
(2)	Includes 6,333 options at an exercise price of $72.00. The securities beneficially owned by Shubha Dasgupta are directly held by 5032771 Ontario Inc., an entity controlled by Mr. Dasgupta. It also include 20,000 stock options at an exercise price of $1.30 and 12,638 Restricted Stock Units (RSUs) at his own name.

(3)	Includes 11,046 Stock Options at an exercise price of $1.30 and 5,023 Restricted Stock Units.
(4)	Includes 6,333 options at an exercise price of $72.00 and 20,000 stock options at an exercise price of $1.30 and 12,638 Restricted Stock Units (RSUs).
(4)	Includes 5,107 options at an exercise price of $72.00 60 and 10,000 stock options at an exercise price of $1.30 and 5,107 Restricted Stock Units (RSUs).e directly held by DREWGREEN.CA INC., an entity controlled by Mr. Green.
(5)	Includes 511 options at an exercise price of $72.00 and 2,500 stock options at an exercise price of $1.30 and 2,523 Restricted Stock Units (RSUs)..
(6)	Includes 10,214 options at an exercise price of $3.60 and 2,500 stock options at an exercise price of $1.30 and 2,523 Restricted Stock Units (RSUs)..

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of August 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	146,656	$13.74	122,532
Equity compensation plans not approved by security holder	-
Total	146,656	$13.74	122,532

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as described below and except for employment arrangements which are described under “Executive Compensation,” during the fiscal years ended August 31, 2025 and August 31, 2024, there have not been, nor are there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at August 31, 2025, and any of our directors, executive officers, holders of more than 5% of our common shares, or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

Director Independence

The NYSE American requires that a majority of our board of directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that Paul Baron, Tasis Giannoukakis and Drew Green are considered to be independent. Our Board currently consists of five directors, three of whom are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by MNP LLP as described below:

	2025	2024
Audit Fees	$205,000	$193,674
Audit Related Fees	$44,000	$22,396
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$249,000	$216,070

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

(b)	Exhibits

Exhibit No.	Description
3.1	Articles of Continuance incorporated by reference to Exhibit 3.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-268636) filed with the Securities and Exchange Commission on September 28, 2023.
3.2	Bylaws incorporated by reference to Exhibit 3.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-268636) filed with the Securities and Exchange Commission on September 28, 2023.
10.1	Form of Securities Purchase Agreement, dated as of September 2, 2025, between Pineapple Financial Inc. and each Purchaser (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on September 10, 2025)
10.2	Form of Registration Rights Agreement, dated as of September 2, 2025, between Pineapple Financial Inc. and each Holder (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on September 10, 2025)
10.3	First Amendment to Securities Purchase Agreement, dated as of September 4, 2025 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on September 10, 2025)
10.4	Subscription Receipt Agreement, dated as of September 4, 2025 (incorporated by reference to Exhibit 10.4 to our Form 8-K filed with the SEC on September 10, 2025)
10.5	Asset Management Agreement, dated as of September 4, 2025 (incorporated by reference to Exhibit 10.5 to our Form 8-K filed with the SEC on September 10, 2025)
10.6	Trading Advisory Agreement, dated as of September 4, 2025 (incorporated by reference to Exhibit 10.6 to our Form 8-K filed with the SEC on September 10, 2025)
10.7	ELOC Purchase Agreement, dated as of September 4, 2025 (incorporated by reference to Exhibit 10.7 to our Form 8-K filed with the SEC on September 10, 2025)
10.8	Placement Agency Agreement, dated as of September 4, 2025 (incorporated by reference to Exhibit 10.8 to our Form 8-K filed with the SEC on September 10, 2025)
10.9	Voting Agreement, dated as of September 4, 2025 (incorporated by reference to Exhibit 10.9 to our Form 8-K filed with the SEC on September 10, 2025)
10.10	Lock-up Agreement, dated as of September 4, 2025 (incorporated by reference to Exhibit 10.10 to our Form 8-K filed with the SEC on September 10, 2025)
10.11	Letter Agreement, dated as of September 4, 2025 (incorporated by reference to Exhibit 10.11 to our Form 8-K filed with the SEC on September 10, 2025)
10.12	International Swaps and Derivatives Association 2002 ISDA Master Agreement, dated as of September 30, 2025, by and between FalconX Bravo, Inc. and Pineapple Financial Inc.(incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on October 6, 2025)
10.13

International Swaps and Derivatives Association Schedule to the 2002 ISDA Master Agreement, dated as of September 30, 2025, between FalconX Bravo, Inc. and Pineapple Financial Inc. (incorporated by reference to Exhibit 10.2 to our Form 8-K filed with the SEC on October 6, 2025)

10.14	Credit Support Annex to the Schedule to the ISDA 2002 Master Agreement, dated as of September 30, 2025, by and between FalconX Bravo, Inc. and Pineapple Financial Inc. (incorporated by reference to Exhibit 10.3 to our Form 8-K filed with the SEC on October 6, 2025)
10.15	Second Amendment to Securities Purchase Agreement, dated as of November 3, 2025 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on November 4, 2025)
10.16	Stock Option Plan incorporated by reference to Exhibit 10.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-268636) filed with the Securities and Exchange Commission on September 28, 2023.
10.17	Employment Agreement, dated April 4, 2023 between the Company and Sarfraz Habib incorporated by reference to Exhibit 10.3 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-268636) filed with the Securities and Exchange Commission on September 28, 2023.
10.18	Form of Mortgage Broker Affiliation Agreement incorporated by reference to Exhibit 10.4 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-268636) filed with the Securities and Exchange Commission on September 28, 2023.
10.19	Equity Purchase Agreement dated May 10, 2024 *
10.20	Registration Rights Agreement dated May 10, 2024 *
10.21	Securities Purchase Agreement dated May 10, 2024*
10.22	Convertible Promissory Note*
14.1	Code of Ethics+
19.1	Insider Trading Policy
21.1	List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-268636) filed with the Securities and Exchange Commission on September 28, 2023.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
97.1	Clawback Policy
99.1	Audit Committee Charter+
99.2	Compensation Committee Charter+
99.3	Nominating and Corporate Governance Committee Charter+
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pineapple Financial Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pineapple Financial Inc. (the Company) as of August 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Chartered Professional Accountants Licensed Public Accountants

We have served as the Company’s auditor since 2020.

Mississauga, Canada
December 2, 2025

Pineapple Financial Inc.

Consolidated Balance Sheets

As at August 31, 2025 and 2024

(Expressed in US Dollars)

As at:		August 31, 2025	August 31, 2024
		$	$
Assets
Current assets
Cash		2,117,371	580,356
Trade and other receivables	Note 14	92,223	155,224
Prepaid expenses and deposits		110,001	157,911
		2,319,595	893,491

Investment	Note 4	9,733	10,042
Right-of-use asset - net	Note 10	530,163	828,674
Property and equipment - net	Note 5	61,957	152,610
Intangible assets - net	Note 6	2,495,773	2,211,775
		5,417,221	4,096,592

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities		2,125,160	1,125,477
Deferred revenue	Note 13	108,552	111,921
Loan from directors	Note 17	629,120	-
Current portion of lease liability	Note 10	138,859	161,508
		3,001,691	1,398,906

Deferred government incentive	Note 13	314,998	491,251
Lease liability	Note 10	561,100	815,599
Warrant liability	Note 8	632,753	41,520
		4,510,542	2,747,276

Shareholders’ Equity
Common shares (*), no par value; unlimited authorized; 1,340,941 issued and outstanding shares as of August 31, 2025 and 421,342 as at August 31, 2024.	Note 7	11,621,468	8,559,856
Common shares to be issued		88,136	-
Additional paid-in capital	Note 8,9	3,102,814	2,955,944
Accumulated other comprehensive loss		(509,300)	(408,510)
Accumulated deficit		(13,396,439)	(9,757,974)
		906,679	1,349,316
		5,417,221	4,096,592

Description of business (note 1)

Going concern (note 1)

Contingencies and commitments (note 15)

Subsequent events (note 21)

(*)	On July 16, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding common shares. All share and per-share information in the consolidated financial statements and accompanying notes has been retroactively adjusted to reflect the reverse split. The reverse stock split did not affect the Company’s total shareholders’ equity.

Approved on behalf of Board of Directors

“Shuba Dasgupta”	“Drew Green”

The accompanying notes are an integral part of these consolidated financial statements

Pineapple Financial Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

For the year ended		August 31, 2025	August 31, 2024
		$	$
Revenue	Note 16	2,986,823	2,688,987

Expenses
Selling, general and administrative	Note 11	2,253,944	2,382,225
Advertising and marketing		669,482	860,047
Salaries, wages and benefits		1,645,024	2,436,783
Interest expense and bank charges		336,115	93,472
Depreciation and amortization	Note 5,6,10	862,104	838,843
Share-based compensation	Note 9	235,006	-
Government incentive	Note 13	(70,555)	(97,646)
Loss on derecognition of right of use of asset		3,596	-
Total expenses		5,934,716	6,513,724

Loss from operations		(2,947,893)	(3,824,737)
(Loss) on extinguishment of liability	Note 18	-	(156,339)
Foreign exchange gain (loss)		10,133	(38,836)
Gain on change in fair value of warrant liability	Note 8	(608,537)	63,769
Gain on change in fair value of conversion feature liability	Note 18	-	76,543
Financing cost – warrant issuance	Note 8	(164,280)	-
Accretion expense	Note 18	-	(223,059)
Other income	Note 20	72,112	-
Net loss		(3,638,465)	(4,102,659)

Foreign currency translation adjustment		100,790	9,217

Net loss and comprehensive loss		(3,537,675)	(4,093,442)

Net loss per share - basic and diluted		(5.31)	(11.46)

Weighted average number of common shares (*) outstanding - basic and diluted (numbers)		665,820	357,297

(*)	On July 16, 2025, the Company effected a 20-for-1 reverse stock split of its issued and outstanding common shares. All share and per-share information presented in the consolidated financial statements, including weighted-average shares outstanding, EPS, and disclosures related to stock options, RSUs, and warrants, have been retroactively adjusted to reflect the reverse stock split for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements

Pineapple Financial Inc.

Consolidated Statements of Shareholders’ Equity

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

			Additional	Accumulated
	Common	Common	Paid in	other	Accumulated	Total
	Shares	shares to	Capital	comprehensive	(deficit)	shareholders’
	(note 7)	be issued	(note 8 and 9)	loss	earnings	equity
	$	$	$	$	$	$
Balance, August 31, 2023	4,903,031	-	2,955,944	(417,727)	(5,655,315)	1,785,933
Shares issued on Initial Public offering on November 3, 2023	2,751,937	-	-	-	-	2,751,937
Shares issued against convertible note	465,680	-	-	-	-	465,680
Shares issued against equity purchase agreement	487,491	-	-	-	-	487,491
Warrants issued related to Initial Public Offering	(48,283)	-	-	-	-	(48,283)
Foreign exchange translation	-	-	-	9,217	-	9,217
Net loss	-	-	-	-	(4,102,659)	(4,102,659)
Balance, August 31, 2024	8,559,856	-	2,955,944	(408,510)	(9,757,974)	1,349,316

Shares issued on follow up public offering	1,847,477	-	-	-	-	1,847,477
Shares issued against warrants exercise	1,701,398	-	-	-	-	1,701,398
Shares against Directors and Employees Stock options and restricted share units		88,136	146,870	-	-	235,006
Shares issue cost	(487,263)			-	-	(487,263)
Foreign exchange translation	-		-	(100,790)	-	(100,790)
Net loss	-		-	-	(3,638,465)	(3,638,465)
Balance, August 31, 2025	11,621,468	88,136	3,102,814	(509,300)	(13,396,439)	906,679

The accompanying notes are an integral part of these consolidated financial statements

Pineapple Financial Inc.

Consolidated Statements of Cash Flow

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

For the year ended:		August 31, 2025	August 31, 2024
		$	$
Cash provided by (used for) the following activities

Operating activities
Net loss for the year		(3,638,465)	(4,102,659)
Adjustments for the following non-cash items:
Depreciation of property and equipment	Note 5	82,113	87,803
Amortization of intangible assets	Note 6	592,942	616,532
Depreciation on right of use asset	Note 10	187,048	134,508
Bad debts written off		48,524	7,545
Interest expense on lease liability	Note 10	51,431	62,604
Share-based compensation	Note 9	235,006	-
Loss on derecognition of right of use of asset		3,596	-
Change in fair value of warrant liability		608,537	63,769
Accretion expense		-	223,059
Loss on extinguishment of liability		-	156,339
Gain (loss) on change in fair value of the conversion feature liability		-	(76,543)
Derecognition of right of use of assets		-
Unrealized foreign exchange gain (loss)		-	38,836
Net changes in non-cash working capital balances:
Trade and other receivables		14,477	596,219
Prepaid expenses and deposits		47,910	60,239
Accounts payable and accrued liabilities		999,683	519,943
Deferred government incentive		(176,253)	(208,376)
Deferred revenue		(3,369)	111,921
		(946,820)	(1,708,261)

Financing activities
Share capital issuance	Note 7	1,847,477	2,751,937
Loan from directors	Note 17	629,120	-
Exercise of share warrants	Note 7	1,008,798	-
Warrant liability allocation on share capital issuance	Note 8	659,190	-
Share issue cost		(487,313)	-
Proceed from conversion note	Note 18	-	300,000
Proceed from equity purchase agreement		-	487,491
Proceed from scientific research and development loan		-	87,369
Repayment of scientific research and development loan	Note 13	-	(517,467)
Repayment of lease obligations	Note 10	(206,185)	(196,703)
		3,451,087	2,912,627

Investing activities
Additions to intangible assets	Note 6	(944,187)	(1,112,399)
Additions to property and equipment	Note 5	-	(4,991)
		(944,187)	(1,117,390)

Net change in cash		1,560,080	86,976
Effect of changes in foreign exchange rates		(23,065)	(226,985)
Cash, beginning of year		580,356	720,365
Cash, end of year		2,117,371	580,356

Supplementary cash flow information:
Interest paid		218,512	35,281
Income taxes paid		-	-

The accompanying notes are an integral part of these consolidated financial statements

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

1. Description of business

Pineapple Financial Incorporation, (“the Company”) was incorporated in 2006, under the Ontario Business Corporations Act. Later the company was registered under Canadian Business Corp. The Company’s head office is located at 200-111 Gordon Baker Road, Toronto, Ontario, M2H 3R1 Canada and its securities are publicly listed on the New York Stock Exchange American (NYSEAmerican) under ticker “PAPL”.

Impact from the global inflationary pressures leading to higher interest rates

During fiscal 2024, global inflationary pressures resulted in central banks, including the Bank of Canada, increasing benchmark interest rates to mitigate inflation. The resulting higher borrowing costs led to a slowdown in real-estate activity, reduced pricing pressures, and lower transaction volumes across the housing market.

In fiscal 2025, the Bank of Canada began to gradually reduce interest rates as inflationary trends moderated and economic conditions softened. While these decreases are expected to improve housing affordability and support market recovery over time, the full impact on the real-estate sector and related businesses remains uncertain as of August 31, 2025.

Going Concern

The Company continues to incur significant operating losses and negative operating cash flows, a trend expected to persist in the near term. For the year ended August 31, 2025, the Company incurred a net loss of $3,638,465 (2024 - $4,102,659) and reported negative cash flows from operating activities of $946,820 (2024 - $1,708,261). As at August 31, 2025, the Company had an accumulated deficit of $13,396,439 (2024 – $9,757,974) and a working capital deficit of $682,096 (2024 - $505,415), indicating that current assets are not sufficient to discharge existing liabilities as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s ability to sustain operations depends on realizing assets and managing obligations as they come due, as well as securing additional financial resources. Subsequent to year-end, the Company entered into the Injective Digital Asset Treasury Initiative, pursuant to which the Company expects to receive approximately $2.1 million upon the timely filing of its Form S-1. In addition, the Company completed an investment of $11.4 million in Injective tokens, which management anticipates may generate future economic benefits through potential fair-value appreciation.

Management’s plans to address these conditions include:

1.	securing the proceeds expected under the Injective initiative,
2.	pursuing additional capital and financing arrangements, and
3.	implementing further cost-containment and working capital measures.

These plans are discussed further in Note 21, Subsequent Events. There is no assurance that these initiatives will be achieved as planned. Accordingly, substantial doubt remains regarding the Company’s ability to continue as a going concern.

2. Significant accounting policies

Statement of compliance

These consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

The consolidated financial statements were authorized for issue by the Board of Directors on November ___, 2025.

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

Adjustment for Reverse Stock Split

In July 2023, the Board of Directors approved a 1-for-3.9 reverse stock split (the “2023 Reverse Split”), which became effective on July 14, 2023.

On July 16, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding common shares. The reverse split did not affect the total shareholders’ equity of the Company or the par value of the common shares. All share, option, warrant and restricted share unit (“RSU”) amounts, as well as all per-share information presented in these consolidated financial statements, have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

For the years ended August 31, 2025 and 2024

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

The Company recognized a lease liability and right-of-use asset for most leases and applied ASC 842. The lease liability was measured at the present value of the remaining lease payments, discounted using the Company’s estimated incremental borrowing rate at the date of initial application. Right-of-use assets were measured at an amount equal to the lease liability, adjusted by the amount of any prepaid or accrued lease payments relating to that lease recognized in the consolidated statement of financial position immediately before the date of initial application.

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

For the years ended August 31, 2025 and 2024

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

For the years ended August 31, 2025 and 2024

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

The Company applies the simplified approach for trade receivables. Using the simplified approach, the Company records a loss allowance equal to the expected credit losses resulting from all possible default events over the assets’ contractual lifetime.

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

For the years ended August 31, 2025 and 2024

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

Income taxes

Income tax expense includes U.S. and international income taxes, and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are reported net of a valuation allowance when it is more likely than not that a tax benefit will not be realized. All deferred income taxes are classified as long-term in our consolidated balance sheets.

In December 2023, the FASB issued a new standard to improve income tax disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will be effective for us beginning with our annual reporting for fiscal year 2026, with early adoption permitted. We are currently evaluating the impact of this standard on our income tax disclosures.

Share Capital

Common shares are classified as equity. Incremental costs directly attributable to the issuance of shares are recognized as a deduction from shareholders’ equity.

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

2.	Significant accounting policies (continued from previous page)

Earnings per share

The Company computes basic and diluted earnings per share (“EPS”) in accordance with ASC 260, Earnings per Share.

Basic EPS is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period.

Diluted EPS is calculated by adjusting both the numerator and the denominator of the basic EPS calculation for the effects of all potential common shares that are dilutive. Potential common shares include stock options, warrants, and restricted share units (RSUs). These instruments are considered dilutive only when their assumed conversion or exercise would decrease earnings per share or increase loss per share from continuing operations.

For the years presented, potential common shares were anti-dilutive due to net losses and therefore were excluded from the diluted EPS calculation. Accordingly, basic and diluted loss per share are the same for all periods.

All share and per-share information has been retroactively adjusted to reflect the Company’s 20-for-1 reverse stock split, which was approved by the Board of Directors and implemented in July 16th, 2025. The reverse stock split did not affect the total shareholders’ equity or par value of the common shares.

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

For the years ended August 31, 2025 and 2024

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

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

2.	Significant accounting policies (continued from previous page)

Revenue recognition (continued)

The Company has adopted ASC 606 (Revenue from Contracts with Customers). The standard provides a single comprehensive model for revenue recognition. The core principle of the standard is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard introduced a new contract-based revenue recognition model with a measurement approach that is based on an allocation of the transaction price. It establishes a five-step model to account for revenue arising from contracts with customers. Under ASC 606, revenue is recognized at an amount that reflects the consideration to which an entity expects to be entitled in exchange for transferring good or services to a customer. The standard requires entities to exercise Judgment, taking into consideration all of the relevant facts and circumstances when applying each step of the model to contracts with customers. The standard also specifies the accounting for incremental costs of obtaining a contract and the costs directly related to fulfilling a contract.

Revenue is recognized at an amount that reflects the consideration to which the Company is expected to be entitled in exchange for transferring goods or services to a customer.

Rendering of services – The Company hosts an online website, that brokers and agents can utilize to close out deals.

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

The Company has five revenue streams:

a)	Sales Revenue is commission collected from financial institutions with whom it has contracts in place. The company earns revenue based on a percentage of mortgage amount funded between individual referred by the company and financial institutions funding the mortgage. Pineapple Financial Inc. acts as agent in these deals as we provide the platform for other parties to provide services to the end-user. For each contract with a customer, the company identifies the contract with a customer; identifies the performance obligations in the contract; determines the transaction price to the separate performance obligations on the basis of the relative stand-alone selling price of each distinct good or service to be delivered; and recognizes revenue when or as each performance obligation is satisfied in a manner that depicts the transfer to the customer of the goods or services promised. The company recognizes revenue when: a contract exists with a lender party and an agent broker, the contract identifies the use of the platform service to close a mortgage deal, the mortgage deal has been closed with the lending financial institution, and commissions paid by the lending financial institution based on various criteria of the mortgage deal including but not limited to interest rates available at that time, term, seasonality, collateral, income, purpose, etc. Revenue is measured at the fair value of the consideration received or receivable and represents amounts receivable for services provided in the normal course of business. Revenue is recognized at the end of the deal upon completion of all the actions listed above. A typical transaction attracts a commission fee payable to Pineapple Financial Inc.
b)	Subscription Revenue is a flat fee that is charged to the brokers and agents for use of the platform. Revenue is recognized over the service period.
c)	Underwriting Revenue is a flat fee charged for risk pre-assessment of the deal before it is submitted to the Lender Partner for funding. The flat fee is based on the amount of funded volume being financed in the deal. Revenue is recognized at the end of the deal upon completion of the actions listed in a).
d)	Sponsorship revenue is received from lenders to promote their brands at company events. Company received the revenue in advance and any unused sponsorship revenue is treated as deferred revenue.
e)

The Company earns insurance commission revenue through its Pineapple Insurance division, which facilitates the placement of insurance policies with third-party carriers. In evaluating whether the Company acts as a principal or an agent in these arrangements, management considered who controls the insurance product and which party is primarily responsible for fulfilling the policy obligation. The Company concluded that it acts as an agent in these transactions. Insurance carriers determine the premium, underwriting criteria, coverage terms, and assume all associated insurance and claims risk. Pineapple’s role is limited to connecting customers with the insurance provider, collecting required information, and facilitating the policy application process. Because the Company does not control the insurance product before it is transferred to the customer, revenue is recognized on a net basis, representing only the commission retained by the Company after remitting any applicable referral or agent-related amounts.

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

2.	Significant accounting policies (continued from previous page)

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

Principal versus Agent considerations

Judgment is required in determining whether the Company is a principal or agent in transactions with the lending financial institutions (“Lender Partner”). The Company evaluates the presentation of revenue on a gross basis, or a net basis based on whether the Company controls the service provided to the end user and are the principal (i.e., “Gross”) or the Company arranges the brokers to provide the service to the end user and are an agent ( i.e., “Net”). This determination impacts the presentation of the commission payable to the brokers.

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

For insurance-related commissions, the Company also assessed whether it acts as a principal or an agent in transactions with third-party insurance providers. The insurance providers control the key aspects of the insurance product, including the underwriting criteria, pricing of premiums, policy terms, and assumption of all associated risk. The Company’s role is limited to facilitating the referral of clients to the licensed insurance providers and assisting brokers in gathering and transmitting the information required to complete the insurance application process. Because the Company does not control the insurance service before it is transferred to the customer and does not bear underwriting or pricing risk, the Company concluded that it is acting as an agent in these transactions. Accordingly, insurance commissions are presented on a net basis.

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

A provision for onerous contracts is recognized when the expected benefits to be derived by the Company from a contract are lower than the unavoidable cost of meeting its obligations under the contract. The Company had no material provisions as at August 31, 2025 and 2024.

Deferred government grant

Government grants are recognized when there is reasonable assurance that the grants will be received and the company will comply with the conditions. The grants is deferred and recognized as a liability and is recognized in the statement of operations and compressive loss over the useful life of the intangible asset.

Recently issued and adopted accounting standards:

As an “emerging growth company,” as defined under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company is permitted to delay adoption of new or revised accounting pronouncements applicable to public business entities until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period provided under the JOBS Act. Accordingly, the adoption dates discussed below reflect this election.

Recently Adopted
1.

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

	2.	In March 2024, the FASB issued ASU 2024-01 - Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This standard clarifies whether profits interest and similar awards fall within the scope of stock-based compensation guidance as defined in ASC Topic 718, introducing examples to demonstrate this. The ASU includes scenarios where profits interest awards are classified as equity instruments or liability awards and situations where they fall outside ASC Topic 718, being accounted for under ASC Topic 710. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

	3.	In January 2025, the FASB issued ASU 2025-01 - Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard amends the guidance issued in 2024 to confirm that all public business entities must present the required expense-disaggregation disclosures in annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The ASU is effective for years beginning after those dates, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Because the amendment only affects disclosure timing, the Company does not expect this standard to have a material impact on its financial statements and disclosures.

	4.	In June 2025, the FASB issued ASU 2025-03 - Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a Variable-Interest Entity. This standard clarifies that when a business combination is effected primarily by exchanging equity interests and the legal acquiree is a variable-interest entity (“VIE”) that meets the definition of a business, entities must identify the accounting acquirer using the factors in ASC 805-10-55-12 through 55-15, rather than relying solely on the VIE consolidation model. The ASU is effective for years beginning after December 15, 2026, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2025 and 2024

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

Expected credit losses (ECL)

The Company applies the expected credit loss model to accounts receivable in accordance with ASC 326. Determining the allowance for expected credit losses requires management judgment in assessing historical collection trends, customer creditworthiness, current economic conditions and forward-looking information. Because these factors may change over time, the allowance involves a degree of estimation uncertainty, and actual credit losses may differ from management’s estimates.

Share based compensation

The Company accounts for share-based compensation in accordance with ASC 718 — Compensation — Stock Compensation. The Company’s share-based awards include stock options and restricted stock units (“RSUs”) granted to directors, officers, and employees.

Stock options

Certain stock options granted in prior fiscal years contain a service-based vesting period of up to 36 months. The fair value of these options is determined on the grant date using the Black-Scholes option-pricing model, which incorporates assumptions regarding share-price volatility, risk-free interest rates, expected dividend yields, and expected option life. Compensation expense for these awards is recognized on a straight-line basis over the vesting period.

During the current fiscal year, the Company granted stock options to directors and employees for services previously rendered. These awards were fully vested at the grant date and therefore did not contain any service or performance vesting conditions. The fair value of these immediately vested options was determined using the Black-Scholes model as of the grant date, and the entire fair value was recognized immediately as share-based compensation expense in the consolidated statements of income and comprehensive income.

Restricted stock units (RSUs)

RSUs granted during the current fiscal year were also issued in consideration of past services and were fully vested at the date of grant. The fair value of RSUs is based on the market price of the Company’s common shares on the grant date, and the full fair value was recognized as compensation expense immediately upon issuance.

The Company records share-based compensation expense separately. For awards that are fully vested upon grant, no estimates of forfeitures, expected terms, or future service periods are required. For any future awards subject to vesting, compensation expense will be recognized on a straight-line basis over the requisite service period.

Warrant liability

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

Derivative financial instrument

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

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

3.	Significant accounting judgments, estimates and assumptions (continued)

Useful life of Assets

Property, plant and equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation and impairment losses, if any. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed as incurred, while major renewals and improvements are capitalized. Gains and losses on disposals are recognized in the consolidated statements of operations and comprehensive loss when assets are retired or otherwise disposed of.

Management periodically reviews the estimated useful lives of property and equipment to ensure they reflect the assets’ expected economic benefit. No changes in useful life estimates were made during the year ended August 31, 2025.

Intangible assets

Intangible assets consist primarily of internally developed or acquired software and technology platforms used in the Company’s operations. These assets are amortized on a straight-line basis over their estimated useful lives, which are currently seven years.

In June 2024, the Company reassessed the expected economic benefit of certain software assets and increased their estimated useful life from five years to seven years. That change in estimate was accounted for prospectively in accordance with ASC 250 – Accounting Changes and Error Corrections. No further revisions to useful life estimates were made during the fiscal year ended August 31, 2025.

The Company evaluates intangible assets for indicators of impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, in accordance with ASC 350 and ASC 360. No indicators of impairment were identified during the year.

Impairment of Non-Current Assets

The Company reviews its long-lived assets, including property and equipment and capitalized software development costs, for indicators of impairment in accordance with ASC 360 - Property, Plant, and Equipment and ASC 350 - Intangibles - Goodwill and Other. Significant judgment is required in assessing whether triggering events have occurred and in estimating the recoverable amount of these assets.

When indicators of impairment are identified, the Company estimates the asset’s future undiscounted cash flows to determine whether the carrying amount is recoverable. If not recoverable, the impairment loss is measured as the excess of the carrying amount over fair value, which is based on discounted cash flows or other valuation techniques. These estimates require management to make assumptions regarding expected future economic conditions, product performance, technology life cycles, and the useful lives of assets.

No impairment charges were recognized during the years ended August 31, 2025 and 2024; however, changes in underlying assumptions may result in material impairment in future periods.

4. Investment

The fair value of the Company’s 5% investment in a private company is determined using Level 3 inputs under ASC 820. Management assesses fair value annually using a market-approach valuation technique, considering factors such as the investee’s financial performance, recent arm’s-length transactions, and comparable private-company multiples. For the years ended August 31, 2025 and 2024, no observable changes in these inputs or in the investee’s financial condition were identified; accordingly, management concluded that the fair value remained unchanged. Any translation differences are recorded through earnings.

5. Property and equipment

The Company’s property and equipment consist of equipment, furniture, IT equipment, leasehold improvements and laptops.

Property and equipment
Cost
Balance, August 31, 2023	$349,283
Additions	4,991
Translation adjustment	569
Balance, August 31, 2024	$355,576
Disposal	(6,357)
Translation adjustment	(17,342)
Balance, August 31, 2025	$338,234

Accumulated depreciation
Balance, August 31, 2023	$107,192
Depreciation	87,803
Translation adjustment	7,971
Balance, August 31, 2024	$202,966
Depreciation	82,113
Disposal	(2,761)
Translation adjustment	(8,802)
Balance, August 31, 2025	$276,277

Net carrying value
August 31, 2025	$61,957
August 31, 2024	$152,610

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

6. Intangible assets

During the current year, the Company capitalized development costs related to internally generated software classified as intangible assets.

Intangible assets
Cost
Balance, August 31, 2023	$2,057,525
Additions	1,112,399
Translation adjustment	(1,794)
Balance, August 31, 2024	$3,168,130
Additions	944,187
Translation adjustment	(95,104)
Balance, August 31, 2025	$4,017,213

Accumulated amortization
Balance, August 31, 2023	$338,571
Amortization	616,532
Translation adjustment	1,252
Balance, August 31, 2024	$956,355
Amortization	592,942
Translation adjustment	(27,857)
Balance, August 31, 2025	$1,521,440

Net carrying value
August 31, 2025	$2,495,773
August 31, 2024	$2,211,775

The estimated amortization expense of definite-lived intangible assets is as follows:

Year ending August 31,
2026	831,925
2027	831,925
2028	831,924
$2,495,774

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

7. Share capital

Authorized share capital

The authorized share capital of the Company consists of an unlimited number of common shares with no par value.

	#	$
Balance, August 31, 2023	315,349	4,903,031

Issuance of common shares on initial public offering	43,750	3,500,000
Issuance of common share against conversion note	25,094	465,680
Issuance of common shares on equity purchase agreement	37,149	487,491
Share issuance costs	-	(748,063)
Warrants issued	-	(48,283)
Balance, August 31, 2024	421,342	8,559,856
Issuance of common shares against S3	19,133	232,708
Issuance of common shares against prefunded warrants	64,200	780,769
Issuance of common share against S1	500,000	834,000
Issuance of common shares against warrants conversion	336,266	1,701,398
Share issuance costs	-	(487,263)
Balance, August 31, 2025	1,340,941	11,621,468

November 03, 2023 – Initial public offering

In the prior fiscal year (2024), the Company completed its initial public offering on the NYSE American, issuing 43,750 common shares for gross proceeds of approximately $3.5 million. That offering established the Company’s public listing and provided the foundation for the subsequent financings.

November 14, 2024 - Issuance under Form S-3 Offering

On November 14, 2024, the Company issued 382,667 common shares (pre-reverse) at $0.60 per share, for total gross proceeds of approximately $232,708

Following the 1-for-20 reverse stock split implemented in July 2025, this issuance is presented as 19,133 common shares at $12.00 per share.

January – May 2025 - Exercise of Prefunded Warrants

Between January 2025 and May 2025, holders of prefunded warrants exercised 1,284,000 warrants (pre-reverse), resulting in the issuance of 64,200 common shares (post-reverse) for value of $780,769.

May 5, 2025 - Form S-1 Offering

On May 5, 2025, the Company completed a registered public offering under Form S-1, issuing 10,000,000 common shares (pre-reverse) at $0.15 per share (or 500,000 common shares post-reverse) for gross proceeds of approximately $1.5 million.

In connection with this offering, the Company issued 10,000,000 detachable warrants pre reverse split (500,000 detachable warrants after reverse split) each exercisable for one common share at $0.15 per share pre-reverse, or $3.00 per share post-reverse. These warrants were assessed under ASC 480 and ASC 815, Derivatives and Hedging and determined to require liability classification, as certain settlement features are not indexed solely to the Company’s own stock.

The warrant liability was initially recognized at fair value of $659,190 on the issuance date using the Black-Scholes option-pricing model and is remeasured at each reporting date, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss.

Residual proceeds of $834,000 were allocated to common stock within equity, net of issuance costs.

July – August 2025 - Warrant Conversions

During July and August 2025, a total of 336,266 warrants were exercised at an exercise price of $3.00 per share, resulting in the issuance of 336,266 common shares and valuing $1,701,398. Upon exercise, the related portion of the warrant liability was reclassified to equity.

Reverse Stock Split

On July 16, 2025, the Company effected a 20-for-1 reverse stock split of its issued and outstanding common shares (the “Reverse Split”). As a result of the Reverse Split, every twenty (20) common shares issued and outstanding prior to the effective date were automatically combined into one (1) common share. No fractional shares were issued in connection with the Reverse Split; any fractional entitlements were rounded in accordance with the Company’s governing documents.

The Reverse Split did not affect the total shareholders’ equity, the carrying amount of common shares, or the par value of the Company’s common shares.

All share, per-share, warrant, option, and RSU figures presented in these consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the Reverse Split for all periods presented.

Summary of Share Capital

As of August 31, 2025, the Company had 1,340,941 common shares issued and outstanding (August 31, 2024 – 421,342) and no preferred shares outstanding.

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

8. Warrants

a)	Common Share purchase warrant

	#	$
Balance, August 31, 2023	82,650	2,922,853
Share-based compensation expense	-	33,091
Balance, August 31, 2024	82,650	2,955,944
Share-based compensation expense	-	146,870
Balance, August 31, 2025	82,650	3,102,814

b)	Warrant Liability

As noted in Note 7 above on November 3, 2023, the Company issued 1,313 warrants at an exercise price of $80.00 with an expiry date of October 31, 2028 and on May 5, 2025 the Company issued 500,000 warrants at an exercise price of $3.00 with an expiry date of May 05, 2030. As per ASC 815 the instruments did not meet the criteria to be classified as equity instruments as such were classified as a financial liability. Below is the continuity of the warrant liability valuation.

The warrants issued on November 3, 2023 were valued using the Black-Scholes method with the share price of $37.20, exercise price of $80, term of 5 years, risk free rate of 3.79% and volatility of 142% at issuance and share price of $4.02, exercise price of $80, term of 3.17 years, risk free rate of 3.59% and volatility of 189% as at August 31, 2025.

The warrants issued in May 2025, were valued using the Black-Scholes method with the share price of $2.54, exercise price of $3.00 term of 5 years, risk free rate of 3.95% and volatility of 170.38% at issuance and share price of $4.02, exercise price of $3.00, term of 4.72 years, risk free rate of 3.97%, and volatility of 188.55% as at August 31, 2025.

	#	$
Balance at August 31, 2023	-	-
Issuance of warrants	1,313	48,283
Issuance of warrants related to the convertible debt	50,000	56,701
Change in fair value of warrant liability		(63,769)
Fair Value of Warrants at August 31, 2024	51,313	41,520
Change in fair value of expiration of warrants relating to conversion debt	(50,000)	(23,873)
Issuance of warrants against S1	500,000	659,190
Conversion of warrants into shares	(336,266)	(674,914)
Change in fair value of warrants liability		632,410
Translation adjustment		(1,580)
Fair Value of Warrants at August 31, 2025	165,047	632,753

	August 31, 2025	August 31, 2024

Weighted average estimated fair value per common share	$2.63	0.45
Weighted average exercise price of the warrant	$3.20	2.85
Weighted average expected life of the warrant	4.67 years	0.85 years

As at August 31, 2025, the warrants had a weighted-average intrinsic value of $1.02 per warrant or total $167,008 (August 31, 2024 – $nil).

c) Pre-funded warrant

	#	$
Pre-funded warrant issued November 13, 2024	64,200	780,769
Conversion of warrants into shares	64,200	780,769
Balance, August 31, 2025	-	-

The purchase price of each Pre-Funded Warrant was $11.998 (Pre-reverse split $0.5999), which is equal to the price per share at which the Shares are being sold, minus $0.002 (Pre-reverse split $$0.0001), the exercise price of each Pre-Funded Warrant. During the period, 64,200 (Pre-reverse split 1,284,000) pre-funded warrants were exercised and converted into the common shares of the Company.

During the fiscal year, the Company recorded $216,856 in expenses attributable to underwriter commissions and legal fees associated with the issuance of the prefunded warrants.

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2024 and 2023

(Expressed in US Dollars)

9. Share-based benefits reserve

The Company maintains two equity-based compensation plans, the 2021 Legacy Plan and the 2022 Omnibus Plan, designed to attract, retain, and motivate qualified directors, officers, employees, and consultants whose contributions are important to the Company’s success by offering them an opportunity to participate in the Company’s future performance through share-based awards.

Each stock option granted under the plans entitles the holder to acquire one common share of the Company upon exercise. No amounts are payable by the recipient on receipt of the option. The options carry no dividend or voting rights and may be exercised at any time after vesting and before their expiry date.

The total number of common shares reserved for issuance under the plans is limited to 10% of the Company’s issued and outstanding common shares at any given time.

On June 14, 2021, the Company granted stock options that vest over a two-year period, with 25% vesting on the grant date and the remaining unvested options vesting in equal six-month instalments thereafter. The fair value of these options at the grant date was $1,317,155. No stock-based compensation expense was recognized in relation to these grants for the years ended August 31, 2025 and August 31, 2024.

During the year ended August 31, 2025, pursuant to a Board of Directors resolution dated July 16, 2025, the Company approved the issuance of 46,437 Restricted Share Units (RSUs) for a value of $88,136 under the 2022 Omnibus Plan and 73,570 stock options for a value of $146,870, under the 2021 Legacy Plan. The options were granted with an exercise price equal to the fair market value of the Company’s common shares on the grant date, $1.30 per share. Company is in process of issuing 46,437 shares against the RSUs.

These RSUs and options were granted in recognition of the recipients’ past performance and contributions and were therefore fully vested upon grant, with no remaining service or vesting conditions. The RSUs were valued at the market price of the Company’s common shares on the grant date, and the stock options were valued using the Black-Scholes option-pricing model.

As a result of these grants, the Company recognized a stock-based compensation expense of $235,006 during the year ended August 31, 2025, $Nil during the year ended August 31, 2024.

The following reconciles the options outstanding at the beginning and end of the period that were granted to eligible participants pursuant to the Plan:

	August 31, 2025		August 31, 2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	#	$	#	$
Balance, beginning of year	28,284	74.40	28,284	74.40
Granted during the year	73,570	1.30	-	-
Balance as at year end	101,854	28.08	28,284	74.40
Exercisable as at year end	101,854	28.08	28,284	74.40

As of August 31, 2025, all outstanding stock options were fully vested and exercisable, including those granted during the year with a contractual term of ten (10) years from the grant date (expiring July 16, 2035). The weighted-average remaining contractual life of all options outstanding was approximately 7.35 years (August 31, 2024 – 1.8 years). The aggregate intrinsic value of options outstanding at year-end was approximately $200,110, based on the closing market price of $ 4.02 per share.

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

10. Right-of-use asset and lease liability

The Company leases all of its office premises in Ontario and British Columbia, Canada under non-cancellable operating lease arrangements accounted for under ASC 842 — Leases.

Ontario Offices

The Company’s head office premises in Ontario comprise approximately 4,894 square feet under a lease that was extended to January 1, 2030. In addition, during fiscal 2024 the Company acquired 8,368 square feet of adjacent space from the same landlord, with the new lease also expiring on January 1, 2030. The combined total area occupied in Ontario is 13,262 square feet.

For purposes of measuring the related lease liability and right-of-use asset under ASC 842, the Company applied an incremental borrowing rate (“IBR”) of 6%, which reflects the Company’s estimated cost of borrowing on a secured basis over a similar term.

British Columbia Office (Lease Surrender)

On May 29, 2023, the Company entered into a lease for 1,454 square feet of office space located at Unit 601 – 2950 Glen Drive, Coquitlam, British Columbia, for a five-year term commencing August 1, 2023 and originally expiring July 31, 2028.

Subsequently, pursuant to a Lease Surrender Agreement with the landlord (RPMG Holdings Ltd.) dated August 21, 2025, the Company agreed to surrender and terminate the lease effective July 31, 2025. Under the terms of the agreement, the Company paid a surrender fee of $24,875 plus GST, and the security deposit was forfeited to the landlord in full settlement of all obligations under the lease.

Lease Surrender Agreement

The surrender resulted in a derecognition (“deletion”) of the associated right-of-use asset and corresponding lease liability in fiscal 2025, with no material gain or loss recognized.

The following schedule shows the movement in the Company’s right-of-use asset:

Right-of-use asset

Cost
Balance, August 31, 2023	$1,177,721
Translation adjustment	(42,737)
Balance, August 31, 2024	1,134,984
Derecognition of asset	(139,723)
Translation adjustment	(28,716)
Balance, August 31, 2025	$966,545

The right-of-use asset is being depreciated on a straight-line basis over the remaining lease term.

Accumulated Depreciation
Balance, August 31, 2023	$217,344
Depreciation	134,508
Translation adjustment	(45,542)
Balance, August 30, 2024	$306,310
Depreciation	187,048
Derecognition of asset	(54,337)
Translation adjustment	(2,639)
Balance, August 31, 2025	$436,382

Carrying Amount
August 31, 2025	$530,163
August 31, 2024	$828,674

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

10. Right-of-use asset and lease liability (continued)

The following schedule shows the movement in the Company’s lease liability during the year:

	August 31, 2025	August 31, 2024

Balance, beginning of year	$977,107	$1,107,961
Derecognition of lease	(85,151)	-
Interest Expense	51,431	62,604
Lease payments	(206,185)	(196,703)
Translation Adjustment	(37,242)	3,245
Balance, end of year	$699,959	$977,107

Current	138,859	161,508
Non-Current	561,100	815,599
	$699,959	$977,107

The following table provides a maturity analysis of the Company’s lease liability. The amounts disclosed in the maturity analysis are the contractual undiscounted cash flows before deducting interest or finance charges:

2026	175,823
2027	175,756
2028	186,840
2029	194,757
2030	81,149
$814,325

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

11. Expenses

The following table provides a breakdown of the selling, general and administrative:

	Year ended
	August 31, 2025	August 31, 2024
	$	$
Software Subscription	747,234	898,870
Office and general	206,180	199,756
Professional fees	291,084	414,482
Dues and Subscriptions	612,476	269,106
Rent	210,206	207,560
Consulting fees	58,890	62,598
Travel	33,288	160,643
Donations	788	7,449
Lease expense	1,805	71,148
Insurance	91,993	90,613
	2,253,944	2,382,225

12. Related party transactions and balances

Compensation of key management personnel includes the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer:

	August 31, 2025	August 31, 2024
	$	$
Salaries, Wages and benefits	582,734	776,278
Share-based compensation	161,994	-

Chief Strategy Officer resigned on March 07, 2025.

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

13. Deferred government grant

Government grants are recognized when there is reasonable assurance that the grants will be received and the company will comply with the conditions. The grants is deferred and recognized as a liability and is recognized in the statement of operations and compressive loss over the useful life of the intangible asset.

The Company previously qualified for the Government of Canada Scientific Research and Experimental Development (“SR&ED”) program, which provides refundable tax incentives for eligible research and development activities performed in Canada.

The Company’s eligibility under the SR&ED program ceased on November 3, 2023. All SR&ED claims and related receivables were fully recognized in prior fiscal years, and no additional accruals, recoveries, or claims were recorded during the year ended August 31, 2025.

As disclosed in prior years, a portion of the SR&ED proceeds received related to expenditures that had been capitalized as internally generated software. Accordingly, the related government incentive continues to be recognized as deferred income and is amortized to income over the useful life of the associated intangible assets in accordance with the Company’s accounting policy.

The Company does not expect any further SR&ED recoveries in future periods.

14. Risk management arising from financial instruments

a)	Credit risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company’s primary exposure to credit risk arises from cash balances held with financial institutions and trade receivables, which consist almost entirely of subscription fees billed to mortgage agents and brokerages.

The Company manages this risk by holding cash only with major Canadian financial institutions and by monitoring the creditworthiness, payment history, and aging profile of all subscription receivables. Trade receivables are short-term in nature and generally collected within 30 to 60 days. The Company considers receivables past due when they exceed 60 days outstanding, and impaired when they exceed 90 days with no reasonable expectation of recovery.

In accordance with ASC 326 – Current Expected Credit Losses (“CECL”), the Company applies a lifetime expected credit loss model to trade receivables. Expected credit losses are estimated using a combination of historical loss rates, aging analysis, forward-looking information, and specific identification of high-risk accounts. Given the Company’s business model and the nature of subscription-based fees, historical credit losses have been limited; however, the Company recognized a material ECL provision and related write-offs during fiscal 2025, reflecting an increase in past-due accounts and a more conservative application of the CECL model.

Accounts Receivable Aging

As of each reporting date, the Company monitors the aging of trade receivables as follows:

●	Current (0–60 days)
●	Past Due (61–90 days)
●	Impaired (>90 days)

2025

	0-30 days	30-60 days	60-90 days	90 plus days	Total
Receivables $	31,400	7,270	35,503	64,163	138,336
Other receivable	2,411	-	-	-	2,411
Less: Expected credit loss	-	-	-	(48,524)	(48,524)
Total	33,811	7,270	35,503	33,811	92,223

2024

	0-30 days	30-60 days	60-90 days	90 plus days	Total
Receivables $	17,966	6,652	2,388	33,942	60,948
Other receivables	94,276	-	-	-	94,276
Less: Expected credit loss	-	-	-	-	-
Total	112,242	6,652	2,388	33,942	155,224

The maximum exposure to credit risk as of August 31, 2025 is the carrying amount of cash and trade receivables on the consolidated balance sheet. Despite the increase in ECL during the year, management believes overall credit risk remains moderate and manageable, given the Company’s diversified customer base and the short-term nature of its receivables.

The following table provides expected credit loss during the year:

	Year ended
	August 31, 2025	August 31, 2024
	$	$
Opening balance	-	-
Increased during the year	48,524	-
Closing balance at year end	48,524	-

b)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates. The Company does not have any variable interest-bearing debt.

c)	Liquidity risk

Liquidity risk is the risk that the Company may be unable to meet its financial obligations as they become due. The Company manages this risk by monitoring actual and forecasted cash flows on an ongoing basis and assessing available sources of financing, as further described in the Going Concern discussion in Note 1.

As at August 31, 2025, the Company’s contractual payment obligations are as follows:

Fiscal Year	2026	2027	2028	2029	2030
	$	$	$	$	$
Lease payments	175,823	175,756	186,840	194,840	81,149
Accounts payable	2,125,160	-	-	-	-
Loan from directors	629,120	-	-	-	-
Warrant liability	632,753	-	-	-	-
Total	3,562,856	175,756	186,840	194,840	81,149

Management believes that these obligations can be met through existing working-capital resources, expected operating cash flows, and planned financing initiatives.

d)	Management of capital

The Company’s objective of managing capital, comprising of shareholders’ equity, is to ensure its continued ability to operate as a going concern. The Company manages its capital structure and makes changes to it based on economic conditions.

Management and the Board of Directors review the Company’s capital management approach on an ongoing basis and believe this approach, given the relative size of the Company, is reasonable. The Company is not subject to externally imposed capital requirements. The Company’s capital management objectives, policies and processes have remained unchanged during the year ended August 31, 2025.

e)	Foreign currency risk

The Company’s operations and revenues are primarily denominated in Canadian dollars (“CAD”), which is also the functional currency of all of its subsidiaries. Accordingly, day-to-day operating exposure to foreign currencies is limited. However, the Company does incur foreign currency risk from certain USD-denominated transactions, including balances held in USD bank accounts and select vendor payments made in USD. These items can give rise to realized and unrealized foreign exchange gains or losses, which are recorded in the consolidated statements of operations.

In addition, the Company is required to translate its CAD-denominated financial statements into U.S. dollars (“USD”) for SEC reporting. This translation process may result in period-to-period fluctuations in reported assets, liabilities, revenues, and expenses due to changes in the CAD-USD exchange rate. These translation adjustments do not affect the Company’s underlying cash flows or economic performance.

Given the Company’s limited operating exposure to foreign currencies, management does not currently utilize foreign exchange derivatives to manage this risk.

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2025 and 2024

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

See note 10 related to lease commitments.

16. Revenue

	Year ended
	August 31, 2025	August 31, 2024
	$	$
Gross billing	17,431,300	16,264,172
Commission expense	15,826,657	14,895,885
Revenue	1,604,644	1,368,287

Subscription revenue	750,042	738,697
Insurance	197,852	-
Sponsorship revenue	220,923	107,741
Underwriting revenue	125,828	153,757
Other revenue	87,535	320,505
Total revenue	2,986,823	2,688,987

The Company generates revenue primarily from mortgage brokerage activities, subscription fees, underwriting services, and ancillary technology-enabled services. Revenue is disaggregated by geographic region based on the location of the customer.

For the fiscal years ended August 31, 2025 and August 31, 2024, all revenue was earned in Canada, as the Company operates exclusively within the Canadian mortgage market and has no foreign revenue-generating operations.

  17. Loan from directors

During the year ended August 31, 2025, the Company entered into unsecured loan agreements with its directors and shareholders, for total proceeds of $608,940 loans bear interest at 12 percent per annum, are non-compounding, and are repayable after filling of S1 registration statement filling in December 2025. The loans are unsecured and may be repaid at any time without penalty. Total interest during the year was $48,570.

As of August 31, 2025, the outstanding principal and accrued interest are included in loans payable within current liabilities. Management believes the terms of these loans are consistent with those available in arm’s-length commercial transactions.

18. Convertible loan

On May 10, 2024, the Company issued an unsecured convertible debt (‘debt”) of $300,000 carrying a two-year term with interest on the outstanding principal amount from the date of issuance accrued at the rate of 8% per annum. The Company also issued 50,000 (pre-reverse split - 1,000,000) warrants with exercise price of $5 in connection with the convertible debt (Note 8).

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

The convertible note was converted into shares in July 2024. Company issued 25,094 (Pre-reverse split - 501,874) shares against the convertible note and the accrued interest thereon.

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

19. Income taxes

The reconciliation of the combined federal and state income tax rate of 26.5% (2024 – 26.5%) to the effective tax rate is as follows:

	August 31, 2025	August 31, 2024
	$	$
(Loss) before recovery of income taxes	(3,638,465)	(4,102,659)

Expected income tax (recovery) expense	(964,193)	(1,087,200)
Non-deductible expenses	265,113	112,110
Share issuance cost booked directly to equity	(129,125)	(219,330)
Valuation Allowance	828,205	1,194,420
Income tax expense (recovery)	-	-

Deferred income taxes

The following table summarizes the component of deferred tax

	August 31, 2025	August 31, 2024
	$	$
Deferred tax assets
Intangible assets	210,730	54,750
Property, plant and equipment	9,760	-
Finance lease liabilities	185,489	258,930
Convertible debentures	-	6,550
Investments	3,972	5,240
Share issuance costs	299,391	413,950
Operating tax losses carried forward	3,419,095	2,633,950
SR&ED Pool from T661	271,748	271,750
Charitable donations carryforward	28,216	28,010
Deferred income tax assets	4,428,402	3,673,130
Valuation allowance	(4,287,909)	(3,440,100)
Total net deferred tax assets	140,493	233,030

Deferred tax liabilities

Property, plant and equipment	-	(13,430)
Right of use assets	(140,493)	(219,600)
	(140,493)	(233,030)

Net deferred tax liability	-	-

The Canadian operating tax loss carry forward expire in 2045. The remaining deductible temporary differences may be carried forward indefinitely.

The Company has adopted the provisions of ASC 740-10, which clarifies the accounting for uncertain tax positions. ASC 740-10 requires that the Company recognize the impact of a tax position in its financial statements if the position is more likely than not to be sustained upon examination based on the technical merits of the position. For the year ended August 31, 2025, the Company had no material unrecognized tax benefits, and based on the information currently available, no significant changes in unrecognized tax benefits are expected in the next 12 months.

Pineapple Financial Inc.

Notes to the Consolidated Financial Statements

For the years ended August 31, 2025 and 2024

(Expressed in US Dollars)

20. Other Income

During the year, the Company recorded other income from the sale of certain insurance book assets, representing proceeds received for transferring renewal rights and related customer relationships. The Company has no ongoing obligations following the transfer.

21. Subsequent events

Subsequent to August 31, 2025, the Company entered into several material financing and digital-asset transactions. Management has evaluated these events in accordance with ASC 855, Subsequent Events, and determined that they represent non-recognized subsequent events requiring disclosure but no adjustment to the consolidated financial statements as of and for the year ended August 31, 2025.

a)	Injective Digital Asset Treasury Initiative

On September 2, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors to issue 24,642,700 subscription receipts at an offering price of $3.80 per subscription receipt, with respect to certain purchasers, and $4.16 per subscription receipt, with respect to certain purchasers.

The private placement closed on September 4, 2025, raising approximately $100 million in aggregate proceeds consisting of cash and Injective (INJ) tokens, all of which are held in escrow pending satisfaction of specified escrow release conditions under the Subscription Receipt Agreement.

On October 31, 2025, shareholders approved the issuance of the underlying common shares. The Company is preparing a registration statement on Form S-1 to register the resale of approximately 25.7 million shares, including those issuable upon exercise of associated warrants. Escrowed funds will be released upon SEC effectiveness of the registration statement and NYSE American approval of listing of the underlying shares.

b)	Voltedge Loan Facility

On September 15, 2025, the Company executed a Master Loan and Security Agreement with Voltedge Finance Inc., providing for a revolving credit facility of up to $15.0 million. As of November 2025, $11.8 million had been drawn under the facility and invested in INJ tokens as part of the Company’s digital-asset treasury strategy. The facility is secured by a corporate guarantee from Coopers Financial Group and pledges over certain digital-asset holdings.

c)	White Lion Equity Line of Credit (ELOC)

On September 4, 2025, the Company entered into a Common Stock Purchase Agreement with White Lion Capital LLC, establishing an equity line of credit of up to $250 million. The agreement allows the Company, at its discretion, to issue and sell common shares over a 24-month period, subject to volume and pricing limitations. As of the date of issuance of these consolidated financial statements, no shares have been issued, and the arrangement has not yet been registered with the SEC.

c)	Warrants Expiry

Subsequent to year-end, 82,650 warrants originally issued in connection with the Company’s prior financing arrangements reached their contractual maturity date on November 3, 2025, which was two years following the defined liquidity event. In accordance with the terms of the warrant agreements, these warrants expired unexercised and are no longer outstanding as of that date. No cash settlement or further obligation arose to the Company upon expiry.

Management concluded that these transactions occurred after year-end and therefore did not require adjustment to the accompanying consolidated financial statements. The Company will continue to monitor subsequent developments related to the escrow releases, SEC registration processes, and loan facility utilization for disclosure in future filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of North York, Province of Ontario, Canada on December 3, 2025.

PINEAPPLE FINANCIAL INC.

By:	/s/ Shubha Dasgupta
Shubha Dasgupta
Chief Executive Officer

By:	/s/ Sarfraz Habib
Sarfraz Habib
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shubha Dasgupta	Chief Executive Officer	December 03, 2025
Shubha Dasgupta	(Principal Executive Officer)

/s/ Sarfraz Habib	Chief Financial Officer	December 03, 2025
Sarfraz Habib	(Principal Accounting and Financial Officer)

/s/ Kendall Marin	President; Chief Operating Officer; and Director	December 03, 2025
Kendall Marin

/s/ Drew Green	Chairman of the Board	December 03, 2025
Drew Green

/s/ Paul Baron	Director	December 03, 2025
Paul Baron

/s/ Tasis Giannoukakis	Director	December 03, 2025
Tasis Giannoukakis

68