Form 10-K/A
period 2025-08-31
Pineapple Financial Inc.
filed 2025-12-12
CIK 1938109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares of common shares outstanding as of December 12, 2025, was 1,345,941.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

On December 03, 2025, Pineapple Financial Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended August 31, 2025 (the “Original Form 10-K”).

This Amendment No. 1 to Form 10-K (“Amendment”) of the Company is being filed solely to amend and restate item 9A Controls and Procedures of the Original Form 10-K in its entirety. Upon further evaluation, and in light of the Company’s untimely filing of the Form 10-K and the identification of material weaknesses in internal control over financial reporting, management has reconsidered its original regarding the effectiveness of its disclosure controls and procedures, and determined that the Company’s disclosure controls and procedures were not effective as of August 31, 2025.

This Amendment should be read in conjunction with the Original Form 10-K and includes only the portions of the Company’s Annual Report on Form 10-K being supplemented or amended by this Form 10-K/A. Other than as described in this explanatory note, this Amendment does not change any of the financial or other information set forth in the Original Form 10-K or the exhibits thereto. This Amendment does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K.

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

Based on this evaluation, management concluded that these disclosure controls and procedures were not effective as of that date in ensuring that information required to be disclosed in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure primarily as a result of the late filing of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025 and the existence of a material weakness in our Internal Control Over Financial Reporting. The Company’s management is seeking to remedy the ineffectiveness of our disclosure controls and procedures.

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

Specific Remediation Plan

We have developed the following specific, actionable remediation plan to address the segregation of duties issue and mitigate the associated risk:

Remedial Measure	Description & Implementation Detail	Target Control
1. Independent Review & Approval (Compensating Control)	We are implementing mandatory, documented independent review and sign-off on all critical financial processes. This involves having [CEO/CFO/Independent Audit Committee Member] review and approve all non-routine journal entries, significant account reconciliations, and complex estimates.	Enhanced Oversight
2. Formal Control Checklist	A comprehensive, written quarter-end close checklist has been established. This checklist explicitly defines the preparer, the required compensating control (independent reviewer), and requires dated signatures to document evidence of the review.	Formalization of Process
3. External Expert Augmentation	We are engaging a qualified employee/consultant to assist with the independent review and verification of high-risk areas, such as complex accounting entries and quarterly financial statements, thereby providing true segregation of duties through an external party.	Independence & Separation
4. System Access Restriction	Access to our financial system will be formally limited based on function. For example, the individual responsible for cash disbursement processing will not have permissions to approve disbursements or perform bank reconciliations.	System-Level Control

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in City of North York, Province of Ontario, Canada on December 12, 2025.

PINEAPPLE FINANCIAL INC.

By:	/s/ Shubha Dasgupta
Shubha Dasgupta
Chief Executive Officer

By:	/s/ Sarfraz Habib
Sarfraz Habib
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shubha Dasgupta	Chief Executive Officer	December 12, 2025
Shubha Dasgupta	(Principal Executive Officer)

/s/ Sarfraz Habib	Chief Financial Officer	December 12, 2025
Sarfraz Habib	(Principal Accounting and Financial Officer)

/s/ Kendall Marin	President; Chief Operating Officer; and Director	December 12, 2025
Kendall Marin

/s/ Drew Green	Chairman of the Board	December 12, 2025
Drew Green

/s/ Paul Baron	Director	December 12, 2025
Paul Baron

/s/ Tasis Giannoukakis	Director	December 12, 2025
Tasis Giannoukakis