Form 10-Q
period 2025-11-30
Pineapple Financial Inc.
filed 2026-01-21
CIK 1938109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

The number of shares of the registrant’s common stock issued and outstanding, as of January 20, 2026 was 25,988,651.

PINEAPPLE FINANCIAL INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

Pineapple Financial Inc.

Condensed Interim Consolidated Balance Sheets - Unaudited

For the three month period ended November 30, 2025

(Expressed in US Dollars)

As at:		November 30, 2025	August 31, 2025
		$	$
Assets
Current assets
Cash		1,479,167	2,117,371
Trade and other receivables		143,732	92,223
Prepaid expenses and deposits		166,975	110,001
		1,789,874	2,319,595

Investment	Note 4	9,692	9,733
Crypto assets	Note 10	5,764,245	-
Right-of-use asset - net	Note 9	498,309	530,163
Property and equipment - net		53,024	61,957
Intangible assets - net	Note 5	2,511,792	2,495,773
		10,626,936	5,417,221

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities		2,001,934	2,125,160
Loan payable	Note 12	11,983,087	-
Deferred revenue		37,997	108,552
Loan from directors		629,728	629,120
Current portion of lease liability	Note 9	140,288	138,859
		14,793,034	3,001,691

Deferred government incentive	Note 13	286,757	314,998
Lease liability	Note 9	522,931	561,100
Warrant liability	Note 7	512,725	632,753
		16,115,447	4,510,542

Shareholders’ Equity
Common shares (*), no par value; unlimited authorized; 1,345,941 issued and outstanding shares as of November 30, 2025 and 1,340,941 as at August 31, 2025.	Note 6	11,656,838	11,621,468
Common shares to be issued		88,136	88,136
Additional paid-in capital	Note 6,7	3,102,814	3,102,814
Accumulated other comprehensive loss		(504,775)	(509,300)
Accumulated deficit		(19,831,524)	(13,396,439)
		(5,488,511)	906,679
		10,626,936	5,417,221

Description of business (note 1)

Going concern (note 1)

Contingencies and commitments (note 14)

Subsequent events (note 18)

Approved on behalf of Board of Directors

“Shuba Dasgupta”	“Drew Green”

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss - Unaudited

For the three month ended November 30, 2025

(Expressed in US Dollars)

For the three months ended		November 30, 2025	November 30, 2024
		$	$
Revenue	Note 15	721,727	766,074

Expenses
Selling, general and administrative		394,850	417,406
Advertising and marketing		124,398	273,009
Salaries, wages and benefits		162,383	436,365
Interest expense and bank charges		265,236	174,505
Depreciation and amortization	Note 5,9	222,800	185,523
Fair value loss on crypto assets	Note 10	6,140,379	-
Government incentive	Note 13	(26,973)	(27,219)
Total expenses		7,283,073	1,459,589

Loss from operations		(6,561,346)	(693,515)
Foreign exchange gain		28,831	5,089
Gain on change in fair value of warrant liability	Note 7	97,430	31,532
Net loss		(6,435,085)	(656,894)

Foreign currency translation adjustment		(4,525)	(272,351)

Net loss and comprehensive loss		(6,439,610)	(929,245)

Net loss per share - basic and diluted		(4.79)	(2.60)

Weighted average number of common shares (*) outstanding - basic and diluted (numbers)		1,344,391	357,297

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

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity - Unaudited

(Expressed in US Dollars)

			Additional	Accumulated
	Common	Common	Paid in	other	Accumulated	Total
	Shares	shares to	Capital	comprehensive	(deficit)	shareholders’
	(note 6)	be issued	(note 6 and 7)	loss	earnings	equity
	$	$	$	$	$	$
Balance, August 31, 2024	8,559,856	-	2,955,944	(408,510)	(9,757,974)	1,349,316
Shares issued against S3	168,050	-	-	-	-	168,050
Shares against pre-funded warrants	-	-	563,781	-	-	563,781
Foreign exchange translation	-	-	-	(272,351)	-	(272,351)

Net loss	-	-	-	-	(656,894)	(656,894)
Balance, November 30, 2024	8,727,906	-	3,519,725	(680,861)	(10,414,868)	1,349,316

Balance, August 31, 2025	11,621,468	88,136	3,102,814	(509,300)	(13,396,439)	906,679
Shares issued against warrants exercise	35,370	-	-	-	-	35,370
Foreign exchange translation	-		-	4,525	-	4,525
Net loss	-		-	-	(6,435,085)	(6,435,085)
Balance, November 30, 2025	11,656,838	88,136	3,102,814	(504,775)	(19,831,524)	(5,488,511)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Cash Flow – Unaudited

For the three month ended November 30, 2025

(Expressed in US Dollars)

For the three months ended:		November 30, 2025	November 30, 2024
		$	$
Cash provided by (used for) the following activities
Operating activities
Net loss for the year		(6,435,085)	(656,894)
Adjustments for the following non-cash items:
Depreciation of property and equipment		10,611	21,618
Bad debt written off		7,154	-
Amortization of intangible assets	Note 5	182,493	131,030
Depreciation on right of use asset	Note 9	29,696	32,874
Interest expense on lease liability	Note 9	10,096	13,921
Change in fair value of warrant liability	Note 7	(97,430)	(31,532)
Fair value loss on crypto assets	Note 10	6,140,379	-
Foreign exchange gain (loss)		-	(5,089)
Net changes in non-cash working capital balances:
Trade and other receivables		(58,663)	(27,302)
Prepaid expenses and deposits		(56,974)	2,928
Accounts payable and accrued liabilities		(123,226)	(33,677)
Deferred government incentive		(28,241)	(45,236)
Deferred revenue		(70,555)	(66,238)
		(489,745)	(663,597)

Financing activities
Share capital issuance	Note 6	15,000	168,050
Additional share capital issued		-	563,781
Proceed from director’s loan		-	525,000
Proceed from warrant exercise		(3)	-
Repayment of loan		-	(15,196)
Proceed from loan payable	Note 11	11,983,087	-
Repayment of lease obligations	Note 9	(43,979)	(53,599)
		11,954,105	1,188,036

Investing activities
Additions to intangible assets	Note 5	(208,905)	(282,298)
Additions to property and equipment		(1,923)	-
Purchase of crypto assets	Note 11	(11,896,002)	-
		(12,106,830)	(282,298)

Net change in cash		(642,470)	242,141
Effect of changes in foreign exchange rates		4,266	(202,916)
Cash, beginning of year		2,117,371	580,356
Cash, end of year		1,479,167	619,581

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended November 30, 2025

(Expressed in US Dollars)

1. Description of business

Pineapple Financial Incorporation, (“the Company”) was incorporated in 2006, under the Ontario Business Corporations Act. Later the company was registered under Canadian Business Corp. The Company’s head office is located at 200-111 Gordon Baker Road, Toronto, Ontario, M2H 3R1 Canada and its securities are publicly listed on the New York Stock Exchange American (NYSE American) under ticker “PAPL”.

Going Concern

The Company continues to incur significant operating losses and negative operating cash flows, a trend expected to persist in the near term. For the three months period ended November 30, 2025, the Company incurred a net loss of $6,435,085 (November 30, 2024 - $656,894) and reported negative cash flows from operating activities of $498,367 (November 30, 2024 – 663,597). As at November 30, 2025, the Company had an accumulated deficit of $19,831,524 (August 30, 2025 – $13,396,439) and a working capital deficit of $13,003,160 (August 31, 2025- $682,096), indicating that current assets are not sufficient to discharge existing liabilities as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s ability to sustain operations depends on realizing assets and managing obligations as they come due, as well as securing additional financial resources. Subsequent to period end, the Company entered into the Injective Digital Asset Treasury Initiative, pursuant to which the Company received approximately $19.00 million on January 9, 2025. In addition, the Company completed an investment of $11.4 million in Injective tokens, which management anticipates may generate future economic benefits through potential fair-value appreciation.

Management’s plans to address these conditions include:

1.	securing the proceeds expected under the Injective initiative,
2.	pursuing additional capital and financing arrangements, and
3.	implementing further cost-containment and working capital measures.

These plans are discussed further in Note 17, Subsequent Events. There is no assurance that these initiatives will be achieved as planned. Accordingly, substantial doubt remains regarding the Company’s ability to continue as a going concern.

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

In fiscal 2025, the Bank of Canada began to gradually reduce interest rates as inflationary trends moderated and economic conditions softened. While these decreases are expected to improve housing affordability and support market recovery over time, the full impact on the real-estate sector and related businesses remains uncertain as of November 30, 2025.

2. Significant accounting policies

Statement of compliance

These consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

The consolidated financial statements were authorized for issue by the Board of Directors on January 20, 2026.

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

All financial information is presented in US Dollars (“USD”) as the Company’s presentation currency and functional currency is in Canadian Dollars (“CAD”). The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual year-end consolidated financial statements for the year ended August 31, 2025. It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim period has been made, and all adjustments are of a recurring nature or a description of the nature of and any amount of any adjustments other than normal recurring nature has been stated. Sufficient disclosures have been so as to not make the interim financial information misleading. There are no prior-period adjustments in these condensed interim consolidated financial statements.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended November 30, 2025

(Expressed in US Dollars)

2. Significant accounting policies (continued from previous page)

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

Adjustment for reverse stock split

In July 2023, the Board of Directors approved a 1-for-3.9 reverse stock split (the “2023 Reverse Split”), which became effective on July 14, 2023.

On July 16, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding common shares. The reverse split did not affect the total shareholders’ equity of the Company or the par value of the common shares. All share, option, warrant and restricted share unit (“RSU”) amounts, as well as all per-share information presented in these unaudited condensed interim consolidated financial statements, have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Basis of consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Pineapple Insurance Inc and Pineapple National Inc. All transactions with the subsidiaries and any intercompany balances, gains or losses have been eliminated upon consolidation. The subsidiaries have a USD presentation currency, and the functional currency is in CAD, and accounting policies have been applied consistently to the subsidiaries.

New Accounting Policies

Crypto Assets

The Company holds crypto assets, which meet the definition of crypto assets under ASC 350-60, Intangibles - Goodwill and Other - Crypto Assets. Crypto assets are fungible digital assets secured by cryptography and recorded on a distributed ledger.

Crypto assets are recognized when the Company obtains control of the assets, which occurs upon settlement and transfer of the assets to an account or wallet under the Company’s control.

Crypto assets are measured at fair value at each reporting date in accordance with ASC 350-60, with changes in fair value recognized in earnings in the period in which they occur.

Fair value is determined in accordance with ASC 820, Fair Value Measurement, using quoted closing prices in active markets accessible to the Company at the measurement date. These quoted prices represent Level 1 inputs within the fair value hierarchy because they are unadjusted, observable prices for identical assets in active markets. The Company uses the principal market, defined as the market with the greatest volume and level of activity for the crypto assets at the measurement date.

Crypto assets are classified as long-term assets in the consolidated balance sheets because management does not expect to utilize or liquidate such assets within twelve months of the balance sheet date. This assessment is based on management’s current holding strategy and is consistent with ASC 210, Balance Sheet, and prevailing SEC practice.

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended November 30, 2025

(Expressed in US Dollars)

2. Significant accounting policies (continued from previous page)

Recently Adopted Accounting Pronouncements

None.

The Company did not adopt any new accounting standards during the three months ended November 30, 2025 that had a material impact on its consolidated financial statements or disclosures.

Accounting Pronouncements Not Yet Adopted

ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements by mandating additional disaggregation in the rate reconciliation, disclosure of income (loss) from continuing operations before income taxes, and disclosure of income tax expense and cash taxes paid by jurisdiction (federal, state, and foreign).

This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments are required to be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

ASU 2024-01- Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards

In March 2024, the FASB issued ASU 2024-01, which clarifies whether profits interest awards and similar instruments are within the scope of ASC Topic 718. The ASU provides illustrative examples to assist in determining whether such awards should be accounted for as equity-classified awards, liability-classified awards, or outside the scope of Topic 718 and instead accounted for under ASC Topic 710.

This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

ASU 2025-01- Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date

In January 2025, the FASB issued ASU 2025-01, which clarifies the effective dates related to the expense-disaggregation disclosure requirements previously issued in 2024. The ASU confirms that public business entities are required to present the new disclosures in annual periods beginning after December 15, 2026, and in interim periods beginning after December 15, 2027.

Because this amendment affects only the timing of disclosures, the Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

ASU 2025-03 - Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a Variable-Interest Entity

In June 2025, the FASB issued ASU 2025-03, which clarifies how to determine the accounting acquirer when a business combination is primarily effected through an exchange of equity interests and the legal acquiree is a variable-interest entity (“VIE”) that meets the definition of a business. The guidance requires entities to apply the acquisition-accounting factors in ASC 805-10-55-12 through 55-15, rather than relying solely on the VIE consolidation model.

This guidance is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The amendments should be applied on a prospective basis, although retrospective application is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended November 30, 2025

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

During the current fiscal year, the Company granted stock options to directors and employees for services previously rendered. These awards were fully vested at the grant date and therefore did not contain any service or performance vesting conditions. The fair value of these immediately vested options was determined using the Black-Scholes model as of the grant date, and the entire fair value was recognized immediately as share-based compensation expense in the consolidated statements of income and comprehensive loss.

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended November 30, 2025

(Expressed in US Dollars)

3. Significant accounting judgments, estimates and assumptions (continued from previous page)

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

Going concern

The interim condensed interim consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities in the ordinary course of business. The carrying values of the Company’s assets, including property and equipment and intangible assets, and the related depreciation and amortization are based on management’s assessment of their estimated useful lives and recoverability, which assume that the Company will continue as a going concern.

Should the Company be unable to continue as a going concern, the carrying values of non-current assets may not be recoverable, and adjustments could be required to reduce the carrying amounts of such assets, revise their estimated useful lives, or recognize impairment losses, and to reclassify certain assets and liabilities to current. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, as management has concluded that the going-concern basis of accounting remains appropriate.

4. Investment

The fair value of the Company’s 5% investment in a private company is determined using Level 3 inputs under ASC 820. Management assesses fair value annually using a market-approach valuation technique, considering factors such as the investee’s financial performance, recent arm’s-length transactions, and comparable private-company multiples. For the three months period ended November 30, 2025 and year ended August 31, 2025, no observable changes in these inputs or in the investee’s financial condition were identified; accordingly, management concluded that the fair value remained unchanged. Any translation differences are recorded through earnings.

5. Intangible assets

During the three months period ended November 30, 2025, the Company capitalized development costs related to internally generated software classified as intangible assets.

Intangible assets
Cost
Balance, August 31, 2024	$3,168,130
Additions	944,187
Translation adjustment	(95,104)
Balance, August 31, 2025	$4,017,213
Additions	208,905
Translation adjustment	(16,961)
Balance, November 30, 2025	$4,209,157

Accumulated amortization
Balance, August 31, 2024	$956,355
Amortization	592,942
Translation adjustment	(27,857)
Balance, August 31, 2025	$1,521,440
Amortization	182,493
Translation adjustment	(6,568)
Balance, November 30, 2025	$1,697,365

Net carrying value
November 30, 2025	$2,511,792
August 31, 2025	$2,495,773

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended November 30, 2025

(Expressed in US Dollars)

6. Share capital

Authorized share capital

The authorized share capital of the Company consists of an unlimited number of common shares with no par value.

	#	$
Balance, August 31, 2024	421,342	8,559,856
Issuance of common shares against S3	19,133	232,708
Issuance of common shares against prefunded warrants	64,200	780,769
Issuance of common share against S1	500,000	834,000
Issuance of common shares against warrants conversion	336,266	1,701,398
Share issuance costs	-	(487,263)
Balance, August 31, 2025	1,340,941	11,621,468

Issuance of common shares against warrants conversion	5,000	35,370
Balance, November 30, 2025	1,345,941	11,656,838

November 14, 2024 - Issuance under Form S-3 Offering

On November 14, 2024, the Company issued 382,667 common shares (pre-reverse) at $0.60 per share, for total gross proceeds of approximately $232,708.

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

July – November 2025 - Warrant Conversions

During July and August, a total of 336,266 warrants were exercised at an exercise price of $3.00 per share, and on September 2025, another 5,000 warrants were exercised, resulting in the total issuance of 341,266 common shares. Upon exercise, the related portion of the warrant liability was reclassified to equity.

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

Summary of Share Capital

As of November 30, 2025, the Company had 1,345,941 common shares issued and outstanding (August 31, 2025 - 1,340,941) and no preferred shares outstanding.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended November 30, 2025

(Expressed in US Dollars)

7. Warrants

a)	Common Share purchase warrant

	#	$
Balance, August 31, 2024	82,650	2,955,944
Share-based compensation expense	-	146,870
Balance, August 31, 2025	82,650	3,102,814
Balance, November 30, 2025	82,650	3,102,814

b)	Warrant Liability

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

The warrants issued on November 3, 2023 were valued using the Black-Scholes method with the share price of $3.44, exercise price of $80, term of 5 years, risk free rate of 3.49% and volatility of 180% at issuance and share price of $3.44, exercise price of $80, term of 2.92 years, risk free rate of 3.49% and volatility of 180% as at November 30, 2025.

The warrants issued in May 2025, were valued using the Black-Scholes method with the share price of $3.44, exercise price of $3.00 term of 5 years, risk free rate of 3.60% and volatility of 180.33% at issuance and share price of $3.44, exercise price of $3.00, term of 4.43 years, risk free rate of 3.60%, and volatility of 180.33% as at November 30, 2025.

	#	$
Fair Value of Warrants at August 31, 2024	51,313	41,520
Change in fair value of expiration of warrants relating to conversion debt	(50,000)	(23,873)
Issuance of warrants against S1	500,000	659,190
Conversion of warrants into shares	(336,266)	(674,914)
Change in fair value of warrants liability	-	632,410
Translation adjustment	-	(1,580)
Fair Value of Warrants at August 31, 2025	165,047	632,753
Conversion of warrants into shares	(5,000)	(20,373)
Change in fair value of warrants liability	-	(97,430)
Translation adjustment	-	(2,225)
Fair Value of Warrants at November 30, 2025	160,047	512,725

	November 30, 2025	August 31, 2025

Weighted average estimated fair value per common share	$3.44	2.63
Weighted average exercise price of the warrant	$3.20	3.20
Weighted average expected life of the warrant	4.27	4.67

As at November 30, 2025, the warrants had a weighted-average intrinsic value of $0.24 per warrant or total $38,411 (August 31, 2025 – $167,008).

8. Share-based benefits reserve

The Company maintains two equity-based compensation plans, 2021 Stock Option Plan and the 2022 Omnibus Equity Incentive Plan, which are intended to attract, retain, and motivate directors, officers, employees, and consultants by providing share-based compensation aligned with the Company’s long-term performance.

Each stock option granted under the plans entitles the holder to acquire one common share of the Company upon exercise. No amounts are payable by the recipient on receipt of the option. The options carry no dividend or voting rights and may be exercised after vesting and prior to their expiry date. The total number of common shares reserved for issuance under the plans is limited to 10% of the Company’s issued and outstanding common shares at any given time.

During the year ended August 31, 2025, the Company granted 46,437 restricted share units (“RSUs”) and 73,570 stock options pursuant to resolutions of the Board of Directors dated July 16, 2025. These awards were granted in recognition of past performance and contributions and were therefore fully vested upon grant, with no remaining service or vesting conditions. The RSUs were valued at the market price of the Company’s common shares on the grant date, and the stock options were valued using the Black-Scholes option-pricing model. The Company recognized stock-based compensation expense of $235,006 related to these grants during the year ended August 31, 2025.

No additional stock options or RSUs were granted, exercised, forfeited, or cancelled during the three months ended November 30, 2025, and no stock-based compensation expense was recognized during the quarter.

	November 30, 2025		August 31, 2025
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	#	$	#	$
Balance, beginning of year	101,854	28.08	28,284	74.40
Granted during the year	-	-	73,570	1.30
Balance as at year end	101,854	28.08	101,854	28.08
Exercisable as at period end	101,854	28.08	101,854	28.08

As of November 30, 2025, all outstanding stock options were fully vested and exercisable. The options have a contractual term of ten years from the grant date, with the options granted on July 16, 2025 expiring on July 16, 2035. The weighted-average remaining contractual life of options outstanding as of November 30, 2025 was approximately 7.3 years.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended November 30, 2025

(Expressed in US Dollars)

9. Right-of-use asset and lease liability

The Company leases all of its office premises in Ontario, Canada under non-cancellable operating lease arrangements accounted for under ASC 842 - Leases.

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

The following schedule shows the movement in the Company’s right-of-use asset:

Right-of-use asset

Balance, August 31, 2024	1,134,984
Derecognition of asset	(139,723)
Translation adjustment	(28,716)
Balance, August 31, 2025	$966,545
Translation adjustment	(4,010)
Balance, November 30, 2025	$962,535

The right-of-use asset is being depreciated on a straight-line basis over the remaining lease term.

Accumulated Depreciation
Balance, August 30, 2024	$306,310
Depreciation	187,048
Derecognition of asset	(54,337)
Translation adjustment	(2,639)
Balance, August 31, 2025	$436,382
Depreciation	29,696
Translation adjustment	(1,852)
Balance, November 30, 2025	$464,226

Carrying Amount
November 30, 2025	$498,309
August 31, 2025	$530,163

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended November 30, 2025

(Expressed in US Dollars)

9. Right-of-use asset and lease liability (continued)

The following schedule shows the movement in the Company’s lease liability during the period ended:

	November 30, 2025	August 31, 2025

Balance, beginning of year	$699,959	$977,107
Derecognition of lease	-	(85,151)
Interest expense	10,096	51,431
Lease payments	(43,979)	(206,185)
Translation adjustment	(2,857)	(37,242)
Balance, end of period	$663,219	$699,959

Current	140,288	138,859
Non-current	522,931	561,100
	$663,219	$699,959

The following table provides a maturity analysis of the Company’s lease liability. The amounts disclosed in the maturity analysis are the contractual undiscounted cash flows before deducting interest or finance charges:

2026	140,288
2027	175,756
2028	186,840
2029	194,757
2030	81,149
$778,790

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended November 30, 2025

(Expressed in US Dollars)

10. Crypto Assets

As of November 30, 2025, the Company held crypto assets that were measured at fair value and presented within long term assets in the accompanying condensed interim consolidated balance sheets.

During the quarter ended November 30, 2025, the Company acquired 1,002,651 units of crypto assets-Injective. The assets were received upon settlement through a third-party digital asset execution and custody platform, at which point the Company obtained control of the assets and recognized them at cost, which totaled $11,896,002.

As of November 30, 2025, the fair value of the Company’s crypto assets was $5,764,245 based on quoted closing prices in active markets at the reporting date. The fair value measurement utilizes Level 1 inputs under the fair value hierarchy, as defined in ASC 820, Fair Value Measurement.

During the quarter ended November 30, 2025, the Company recognized a fair value loss on crypto assets of $6,140,379 million, which is included in operating expenses in the accompanying condensed interim statements of operations and comprehensive loss.

11. Related party transactions and balances

1.	Voltedge Ltd. is an entity associated with the Injective Foundation. During the three months ended November 30, 2025, the Company entered into a secured borrowing arrangement with FalconX Bravo Inc. (the “FalconX Loan”), which included a guarantee provided by Voltedge Ltd. in connection with the financing arrangements as mentioned in note 12.

As of November 30, 2025, the Injective Foundation did not hold any equity ownership interest in the Company, and neither the Injective Foundation nor Voltedge Ltd. had control over, or significant influence on, the Company. However, the FalconX Loan and the related guarantee arrangements were entered into in connection with the Company’s Injective Digital Asset Treasury Initiative, a strategic transaction pursuant to which the Injective Foundation became the Company’s largest shareholder subsequent to the reporting period, following the completion of a private placement on that closed on January 4, 2026.

Information regarding FalconX Loan and related gurantee arrangements, including events occurring subsequent to November 30, 2025, is disclosed in Note 18, Subsequent Events, for further information.

As of November 30, 2025, the outstanding balance under the FalconX Loan totaled $11.98 million, inclusive of accrued interest. Refer to Note 12 for additional information regarding the terms, security, and subsequent repayment of the FalconX Loan.

2.	Compensation of key management personnel includes the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer:

	November 30, 2025	November 30, 2024
	$	$
Salaries, Wages and benefits	123,358	176,000

Last period figures also includes payroll of Chief Strategy Officer, who resigned in March 2025.

During the year ended August 31, 2025, two directors of the Company advanced an aggregate amount of $629,728 to the Company to support its working capital requirements. The advances are unsecured, bear interest at a rate of 12% per annum, and are repayable on demand.

As of November 30, 2025, the outstanding principal balance of the advances totaled $629,728, excluding accrued interest. Interest expense related to these advances is recognized in interest expense and bank charges in the condensed interim consolidated statements of operations and comprehensive loss - unaudited as interest expense and bank charges in condensed interim consolidated statements of operations and comprehensive loss.

The terms of the advances were determined by management to be comparable to those available from third-party lenders under similar circumstances.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended November 30, 2025

(Expressed in US Dollars)

12. Loan payable

During the three months ended November 30, 2025, the Company entered into a secured borrowing arrangement with FalconX Bravo Inc. (“FalconX”), pursuant to which the Company borrowed an aggregate principal amount of $11,896,002 (the “FalconX Loan”). Subsequent to the initial borrowing, additional interest accrued on the FalconX Loan, and as of November 30, 2025, the outstanding balance totaled $11,983,087, inclusive of accrued interest.

The FalconX Loan bears interest at a stated rate of 11.5% per annum, calculated on the outstanding principal balance.

Interest expense is recognized in accordance with ASC 835, Interest. For the quarter ended November 30, 2025, the Company recognized interest expense of $236,884, of which $87,084.95 was paid during the period. The remaining $149,799.28 was accrued and is included in accounts payable and accrued liabilities as of November 30, 2025.

Security and Guarantees

As of November 30, 2025, the Company had an outstanding principal balance of $11,983,087 under the FalconX loan facility. The Company’s obligations under the FalconX loan are secured through a collateral and guarantee structure involving Voltedge Ltd.

Pursuant to the applicable financing arrangements, Voltedge Ltd. has provided a guarantee in respect of the Company’s obligations under the FalconX loan. The guarantee is supported by pledges of specified digital assets, consisting of Injective protocol tokens, which serve as collateral for the loan.

The collateral is subject to ongoing collateral maintenance and margin requirements based on its fair value. Under the terms of the financing agreements, Voltedge Ltd. is contractually required to provide additional collateral or margin support in the event that the fair value of the pledged Injective tokens declines below the required maintenance threshold specified in the loan agreements. Margin support may be satisfied through the contribution of additional Injective tokens or other acceptable collateral, as defined in the financing arrangements.

The guarantee and collateral arrangements do not result in the transfer of ownership or control of the Company’s digital assets to Voltedge Ltd., except for customary lender rights that may arise upon the occurrence of an event of default, including the right to enforce security interests in accordance with the terms of the loan and collateral agreements.

Refer to Note 10 - Crypto Assets for further information regarding the Company’s digital asset holdings and valuation.

Relationship Disclosure

Voltedge Ltd. is not a subsidiary, parent, or affiliate of the Company and is an independent entity associated with the Injective Foundation. As of November 30, 2025, the Company did not hold any equity ownership interest in, nor exercise control or significant influence over, Voltedge Ltd. or the Injective Foundation. Similarly, as of that date, neither Voltedge Ltd. nor the Injective Foundation held any equity ownership interest in, or exercised control or significant influence over, the Company.

During the three months ended November 30, 2025, the Company entered into a secured borrowing arrangement with FalconX Bravo Inc., which included a guarantee provided by Voltedge Ltd. The guarantee was provided in connection with the Company’s Injective Digital Asset Treasury Initiative, a strategic transaction that was completed subsequent to the reporting period.

Subsequent to November 30, 2025, the Injective Foundation, through a private placement transaction that closed on January 4, 2026, became the Company’s largest shareholder. Although the Injective Foundation was not a shareholder of the Company as of November 30, 2025.

Repayment and Subsequent Events

The FalconX Loan contains customary events of default and collateral protection provisions. The Company intended to repay the FalconX Loan from the proceeds of the $100 million financing transaction, that closed on January 4, 2025. Subsequent to November 30, 2025, the Company and FalconX agreed to extend the repayment period by one month.

Classification

As of November 30, 2025, the FalconX loan was contractually repayable upon the closing of the Company’s $100 million equity financing transaction. Because the repayment obligation was triggered by an event expected to occur within twelve months of the balance-sheet date, and the loan did not contain a contractual maturity date extending beyond twelve months as of November 30, 2025, the FalconX loan is classified as a current liability in the accompanying condensed consolidated balance sheets in accordance with ASC 470, Debt.

Subsequent to November 30, 2025 the Company and FalconX agreed to extend the repayment period by one additional month. This extension was agreed after the balance-sheet date and is considered a subsequent event that does not affect the classification of the FalconX loan as of November 30, 2025.

13. Deferred government grant

Government grants are recognized when there is reasonable assurance that the grants will be received and the Company will comply with the conditions. The grants is deferred and recognized as a liability and is recognized in the condensed interim consolidated financial statements of operations and comprehensive loss - unaudited over the useful life of the intangible asset.

As of November 30, 2025, the Company had a deferred government incentive balance of $286,757, representing the unamortized portion of Scientific Research and Experimental Development (SR&ED proceeds received in prior periods that were associated with capitalized internally generated software. Although the Company is no longer eligible for the SR&ED program, this balance continues to be recognized in income over the remaining useful life of the related intangible assets in accordance with the Company’s accounting policy.

The Company previously qualified for the Government of Canada Scientific Research and Experimental Development (“SR&ED”) program, which provides refundable tax incentives for eligible research and development activities performed in Canada.

The Company’s eligibility under the SR&ED program ceased on November 3, 2023. All SR&ED claims and related receivables were fully recognized in prior fiscal years, and no additional accruals, recoveries, or claims were recorded during the three months period ended November 30, 2025.

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended November 30, 2025

(Expressed in US Dollars)

14. Commitments and contingencies

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

See note 9 related to lease commitments.

15. Revenue

	Three months period ended
	November 30, 2025	November 30, 2024
	$	$
Gross billing	4,084,709	4,405,908
Commission expense	3,721,246	3,991,626
Revenue	363,463	414,282

Subscription revenue	207,746	182,180
Insurance	23,618	-
Sponsorship revenue	68,771	91,264
Underwriting revenue	27,473	27,343
Other revenue	30,656	51,005
Total revenue	721,727	766,074

The Company generates revenue primarily from mortgage brokerage activities, subscription fees, underwriting services, and ancillary technology-enabled services. Revenue is disaggregated by geographic region based on the location of the customer.

For the three months period ended November 30, 2025 and 2024, all revenue was earned in Canada, as the Company operates exclusively within the Canadian mortgage market and has no foreign revenue-generating operations.

16. Loan from directors

Company entered into unsecured loan agreements with its directors and shareholders, for total proceeds of $629,728 loans bear interest at 12 percent per annum, are non-compounding, and are repayable after filling of S1 registration statement filling in December 2025. The loans are unsecured and may be repaid at any time without penalty.

As of November 30, 2025, the outstanding principal and accrued interest are included in loans payable within current liabilities. Management believes the terms of these loans are consistent with those available in arm’s-length commercial transactions. The loan along with accrued interest was paid in full in January 2026.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended November 30, 2025

(Expressed in US Dollars)

17. Risk management arising from financial instruments

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

Accounts Receivable Aging

As of each reporting date, the Company monitors the aging of trade receivables as follows:

●	Current (0–60 days)
●	Past Due (61–90 days)
●	Impaired (>90 days)

November 30, 2025

	0-30 days	30-60 days	60-90 days	90 plus days	Total
Receivables $	49,741	23,233	18,193	59,719	150,886
Less: Expected credit loss	-	-	-	(7,154)	(7,154)
Total	49,741	23,233	18,193	52,565	143,732

August 31, 2025

	0-30 days	30-60 days	60-90 days	90 plus days	Total
Receivables $	31,400	7,270	35,503	64,163	138,336
Other receivables	2,411	-	-	-	2,411
Less: Expected credit loss	-	-	-	(48,524)	(48,524)
Total	33,811	7,270	35,503	15,639	92,223

The maximum exposure to credit risk as of August 31, 2025 is the carrying amount of cash and trade receivables on the consolidated balance sheet. Despite the increase in ECL during the year, management believes overall credit risk remains moderate and manageable, given the Company’s diversified customer base and the short-term nature of its receivables.

The following table provides expected credit loss during the year:

	Year ended
	November 30, 2025	August 31, 2025
	$	$
Opening balance	48,524	-
Increased during the year	7,154	48,524
Closing balance at year end	55,678	48,524

b)	Interest rate risk

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

As at November 30, 2025, the Company’s contractual payment obligations are as follows:

Fiscal Year	2026	2027	2028	2029	2030
	$	$	$	$	$
Lease payments	140,288	175,756	186,840	194,840	81,149
Accounts payable	2,001,934	-	-	-	-
Loan from directors	629,728	-	-	-	-
Loan payable	11,983,087	-	-	-	-
Warrant liability	512,725	-	-	-	-
Total	15,267,762	175,756	186,840	194,840	81,149

Management believes that these obligations can be met through existing working-capital resources, expected operating cash flows, and planned financing initiatives.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended November 30, 2025

(Expressed in US Dollars)

17. Risk management arising from financial instruments (Continued)

d)	Management of capital

The Company’s objective of managing capital, comprising of shareholders’ equity, is to ensure its continued ability to operate as a going concern. The Company manages its capital structure and makes changes to it based on economic conditions.

Management and the Board of Directors review the Company’s capital management approach on an ongoing basis and believe this approach, given the relative size of the Company, is reasonable. The Company is not subject to externally imposed capital requirements. The Company’s capital management objectives, policies and processes have remained unchanged during the three months ended November 30, 2025.

e)	Foreign currency risk

The Company’s operations and revenues are primarily denominated in Canadian dollars (“CAD”), which is also the functional currency of all of its subsidiaries. Accordingly, day-to-day operating exposure to foreign currencies is limited. However, the Company does incur foreign currency risk from certain USD-denominated transactions, including balances held in USD bank accounts and select vendor payments made in USD. These items can give rise to realized and unrealized foreign exchange gains or losses, which are recorded in the consolidated interim consolidated statements of operations.

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

18. Subsequent events

Subsequent to November 30, 2025, the Company completed certain material transactions. Management has evaluated these events in accordance with ASC 855, Subsequent Events, and determined that they represent non-recognized subsequent events that require disclosure but do not require adjustment to the accompanying condensed interim consolidated financial statements as of and for the period ended November 30, 2025.

Equity Financing

On January 4, 2026, the Company completed the closing of its previously announced $100 million equity financing in connection with the Injective Digital Asset Treasury Initiative. Upon satisfaction of the escrow release conditions, the Company received approximately $19.0 million in cash.

Debt Repayment and Modification

In connection with the equity financing, the Company repaid the FalconX loan subsequent to the balance-sheet date. In addition, the Company and FalconX agreed to a one-month extension of the repayment period prior to settlement. Refer to Note 12 for additional information regarding the FalconX loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Please read the following management’s discussion and analysis of our financial condition and results of operations, along with our consolidated financial statements and the related notes and other information included in this Annual Report on Form 10-Q. It is important to note that this discussion and analysis contain forward-looking statements with certain risks and uncertainties. These risks and uncertainties could cause our results to differ materially from anticipated in these forward-looking statements. You can find more information about these risks and uncertainties under the heading “Special Note Regarding Forward-Looking Statements” in Part I and elsewhere in this Form 10- Q.

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

Recent Developments

Business Trends

During fiscal 2025, the Canadian mortgage market continued to adjust to changes in monetary policy following the Bank of Canada’s multi-stage easing cycle that commenced in mid-2024. Through September 2025, the Bank of Canada reduced its benchmark overnight interest rate by an aggregate of approximately 50 basis points. These reductions contributed to improved borrowing conditions and greater rate stability; however, overall mortgage origination volumes remained below pre-2022 levels, reflecting ongoing affordability pressures, constrained housing supply, and continued underwriting discipline among lenders.

Within this operating environment, mortgage renewal and refinance transactions represented an increasing proportion of total industry activity, while purchase-related originations expanded at a more gradual pace. Notwithstanding these market conditions, Pineapple Financial Inc. maintained stable operations and continued to broaden its presence across key Canadian markets.

The Company also continued to invest in and enhance its proprietary Pineapple Plus technology platform. During the period, the Company advanced workflow automation capabilities, expanded customer relationship management functionality, and further integrated insurance and ancillary financial-product offerings. These initiatives supported improved operational efficiency, increased productivity per agent, and sustained client engagement despite the relatively subdued housing market. In parallel, continued investment in data-driven marketing initiatives and digital lead-generation tools contributed to the stability of the Company’s fee-based revenue streams.

In addition to its core mortgage-brokerage operations, the Company has initiated a strategic investment program focused on digital assets. During the quarter, the Company invested approximately $11.8 million in Injective digital assets, reflecting management’s broader treasury and capital-allocation strategy. During the quarter, the Company announced its intention to pursue up to $100 million in aggregate investment in Injective digital assets, subject to market conditions, regulatory considerations, availability of capital, and final execution of related investment arrangements. Management believes this initiative is complementary to the Company’s long-term vision of integrating innovative financial technologies into its broader fintech ecosystem; however, the timing, structure, and ultimate scale of future investments remain subject to change.

Early indicators in the fourth quarter reflected increased mortgage application volumes and lead-generation activity, primarily driven by renewal and refinance demand. Management believes these trends, together with ongoing platform enhancements and disciplined capital deployment, position the Company to participate in a gradual recovery in mortgage activity as interest-rate conditions stabilize and borrower confidence improves heading into fiscal 2026.

Results of Operations

Three Months Ended November 30, 2025 Compared to November 30, 2024

For the three months ended November 30, 2025, the Company reported a net loss of approximately $6.4 million, compared to a net loss of approximately $0.7 million for the same period in the prior year. The increase in net loss was driven primarily by a non-cash loss related to changes in the fair value of the Company’s Injective digital asset holdings, partially offset by reductions in operating expenses and continued cost-control initiatives.

Revenue

Revenue for the three months ended November 30, 2025 was approximately $0.7 million, compared to $0.8 million in the comparable prior-year period, representing a decrease of approximately $44 thousand, or 5.8%. The decline reflects continued softness in mortgage origination activity and changes in revenue mix during the quarter, partially offset by stable subscription and underwriting-related revenue streams.

Operating Expenses

Total operating expenses increased to approximately $7.3 million for the three months ended November 30, 2025, compared to approximately $1.5 million in the same period of the prior year. This increase was primarily attributable to a $6.1 million non-cash loss recognized from changes in the fair value of Injective digital assets during the quarter. Excluding this fair value adjustment, operating expenses declined year over year, reflecting management’s continued focus on cost discipline and operational efficiency.

Selling, general and administrative expenses decreased by approximately 5.4%, primarily due to lower professional fees and general overhead. Advertising and marketing expenses declined by approximately 54%, reflecting reduced discretionary spending and a greater emphasis on data-driven and digital marketing initiatives. Salaries, wages, and benefits decreased by approximately 63%, primarily as a result of workforce optimization measures implemented in prior periods.

These reductions were partially offset by an increase in interest expense and bank charges of approximately 52%, reflecting higher borrowings and financing activity during the quarter, as well as a modest increase in depreciation expense associated with technology and platform investments.

Operating Expenses and Fair Value Adjustments

During the three months ended November 30, 2025, operating expenses included a $6.1 million non-cash loss resulting from changes in the fair value of the Company’s Injective digital asset holdings, which is presented within operating expenses in the consolidated statements of operations. This loss reflects market-driven valuation movements of the digital assets during the period and does not relate to the Company’s core mortgage brokerage or technology operations.

In addition, the Company recognized gains related to changes in the fair value of warrant liabilities and foreign exchange movements, which are presented outside of operating income and partially offset the loss for the period.

Operating Loss and Net Loss

As a result of the foregoing, the Company reported a loss from operations of approximately $6.5 million for the three months ended November 30, 2025, compared to a loss from operations of approximately $0.7 million in the comparable prior-year period. Management believes that, excluding the impact of non-cash fair value adjustments related to digital assets, the underlying operating performance of the Company during the quarter benefited from cost reductions, improved operational efficiency, and continued stabilization of core mortgage-related activities.

	Three months period Ended November 30,
	2025	2024	2023
Mortgage volume	457,087,448	424,076,207	381,777,717
Gross billing	4,084,709	4,405,908	3,873,320
Commission expense	3,721,246	3,991,626	3,570,110
Net sales revenue	363,463	414,282	303,210
Underwriting revenue	27,473	27,343	42,106
Subscription revenue	207,746	182,180	183,245
Other income	123,045	142,269	70,758

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

Comparison of the three months ended November 30, 2025 and 2024

Three months ended	November 30, 2025 ($)	November 30, 2024 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	721,727	766,074	(44,347)	(5.79)
Expenses
Selling, general and administrative	394,850	417,406	(22,556)	(5.40)
Advertising and Marketing	124,398	273,009	(148,611)	(54.43)
Salaries, wages and benefits	162,383	436,365	(273,982)	(62.79)
Interest expense and bank charges	265,236	174,505	90,731	51.99
Depreciation	222,800	185,523	37,277	20.09
Fair value loss on crypto assets	6,140,379	-	6,140,379	100.00
Government incentive	(26,973)	(27,219)	246	(0.90)
Total expense	7,283,073	1,459,588	5,823,484	398.98
Loss from operations	(6,561,346)	(693,513)	(5,867,831)	846.10
Foreign exchange gain (loss)	28,831	5,089	23,742	466.54
Gain(loss) on change in fair value of warrant liability	97,430	31,532	65,898	208.99
Net loss	(6,435,085)	(656,894)	(5,778,191)	879.62

Revenue

For the three months ended November 30, 2025, the Company generated gross billings of approximately $4.1 million, compared to $4.4 million for the same period in the prior year. The modest decrease reflects changes in product mix and commission structures during the quarter, partially offset by higher residential mortgage origination volumes.

Mortgage origination volume increased to approximately $457.1 million for the three months ended November 30, 2025, compared to $424.1 million in the comparable prior-year period, representing an increase of approximately 7.8%. This growth was primarily driven by higher renewal and refinance activity and improved agent productivity. During the quarter, mortgage market conditions continued to benefit from the Bank of Canada’s prior interest-rate reductions, which supported borrowing activity, although overall housing market conditions remained below pre-2022 levels.

Net sales revenue for the three months ended November 30, 2025 was approximately $0.36 million, compared to $0.41 million in the same period of the prior year. The decrease was primarily attributable to lower gross billings during the quarter, partially offset by increased mortgage volumes.

Subscription revenue increased to approximately $0.21 million for the three months ended November 30, 2025, compared to $0.18 million in the comparable prior-year period. The increase reflects continued adoption and usage of the Company’s Pineapple Plus technology platform by its agent network. Underwriting and other ancillary revenue remained relatively consistent year over year.

Cost of Gross Billings

Cost of gross billings, which consists primarily of commission expense, totaled approximately $3.7 million for the three months ended November 30, 2025, compared to $3.99 for the same period in the prior year. The decrease in commission expense was generally consistent with the decline in gross billings and reflects ongoing optimization of commission arrangements and agent mix.

The Company continues to focus on balancing transaction volume growth with disciplined commission management. Initiatives implemented during the quarter, including enhanced workflow automation, centralized underwriting processes, and agent-performance analytics, are intended to support operating efficiency and improve margin performance over time while maintaining competitive agent compensation structures.

Selling, General and Administrative Expenses.

The breakdown of selling, general and administrative expenses are as follows:

Three months ended	November 30, 2025 ($)	November 30, 2024 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Software subscription	115,980	219,908	(103,928)	(47.26)
Office and general	36,178	45,571	(9,393)	(20.61)
Professional fee	60,465	29,275	31,190	106.54
Dues and subscription	68,964	31,600	37,364	118.24
Rent	50,797	31,610	19,187	60.70
Consulting fee	8,967	9,679	(712)	(7.36)
Travel	18,824	20,589	(1,765)	(8.57)
Donations	-	652	(652)	(100.00)
Lease expense	-	1,045	(1,045)	(100.00)
Insurance	34,675	27,477	7,198	26.20
	394,850	417,406	(22,556)	(5.40)

Selling, General and Administrative (“SG&A”) Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended November 30, 2025 were $394,851, compared to $417,406 for the same period in the prior year, representing a decrease of $22,555, or approximately 5.4%. The decrease reflects the Company’s continued focus on cost discipline and operating efficiency, partially offset by higher professional and compliance-related expenditures during the quarter.

Software Subscription

Software subscription expenses decreased to $115,980 for the three months ended November 30, 2025, compared to $219,908 in the comparable prior-year period, representing a decrease of $103,928, or approximately 47.3%. The reduction primarily reflects continued optimization of the Company’s technology stack, including the consolidation of third-party software tools and increased reliance on internally developed functionality within the Pineapple Plus platform.

Office and General

Office and general expenses totaled $36,178 for the three months ended November 30, 2025, compared to $45,571 in the same period of the prior year, representing a decrease of $9,392, or approximately 20.6%. The decrease reflects lower administrative overhead and continued cost-containment measures across general office operations.

Professional Fees

Professional fees increased to $60,465 for the three months ended November 30, 2025, compared to $29,275 in the comparable prior-year period, representing an increase of $31,190, or approximately 106.5%. The increase was primarily attributable to higher legal, accounting, and advisory costs incurred during the quarter in connection with regulatory compliance, reporting requirements, and transaction-related activities.

Dues and Subscriptionsz

Dues and subscriptions increased to $68,964 for the three months ended November 30, 2025, compared to $31,600 in the prior-year period, representing an increase of $37,364, or approximately 118.2%. The increase primarily reflects higher exchange listing fees, regulatory compliance costs, and expanded use of data and industry-related subscriptions.

Rent

Rent expense increased to $50,797 for the three months ended November 30, 2025, compared to $31,610 in the same period of the prior year, representing an increase of $19,187, or approximately 60.7%. The increase reflects changes in leased facilities and space utilization during the quarter.

Consulting Fees

Consulting fees were $8,967 for the three months ended November 30, 2025, compared to $9,679 in the comparable prior-year period, representing a decrease of $712, or approximately 7.4%, reflecting reduced reliance on external consultants as certain functions continued to be transitioned in-house.

Travel

Travel expenses decreased to $18,824 for the three months ended November 30, 2025, compared to $20,589 in the prior-year period, representing a decrease of $1,765, or approximately 8.6%, reflecting continued cost controls and a greater use of virtual engagement.

Donations and Lease Expense

Donations and lease expenses were nil for the three months ended November 30, 2025, compared to $652 and $1,045, respectively, in the prior-year period. The decreases reflect the absence of discretionary donations and the expiration of certain short-term lease commitments.

Insurance

Insurance expense increased to $34,675 for the three months ended November 30, 2025, compared to $27,477 in the same period of the prior year, representing an increase of $7,198, or approximately 26.2%, primarily due to higher premiums associated with coverage renewals and expanded insurance requirements.

Expenses

Three months ended	November 30, 2025 ($)	November 30, 2024 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Advertising and marketing	124,398	273,009	(148,611)	(54.43)
Salaries, wages and benefits	394,850	436,365	(41,515)	(9.51)
Interest expense and bank charges	265,236	174,505	90,731	51.99
Depreciation	222,800	185,523	37,277	20.09
Fair value loss on crypto assets	6,140,379	-	6,140,379	100.00
Government incentive	(26,973)	(27,219)	246	(0.90)

Operating Expenses

Three Months Ended November 30, 2025 Compared to November 30, 2024

Advertising and Marketing

Advertising and marketing expenses for the three months ended November 30, 2025 were $124,398, compared to $273,009 in the same period of the prior year, representing a decrease of $148,611, or approximately 54.4%. The decrease reflects reduced discretionary marketing spend, continued emphasis on cost-efficient digital marketing initiatives, and more targeted agent-acquisition and retention campaigns during the quarter.

Salaries, Wages and Benefits

Salaries, wages and benefits totaled $394,850 for the three months ended November 30, 2025, compared to $436,365 in the comparable prior-year period. The decrease reflects workforce optimization measures implemented in prior periods, improved operational efficiency, and disciplined personnel cost management during the quarter.

Interest Expense and Bank Charges

Interest expense and bank charges increased to $265,236 for the three months ended November 30, 2025, compared to $174,505 in the same period of the prior year, representing an increase of $90,731, or approximately 51.99%. The increase was primarily attributable to higher borrowings associated with the Company’s Injective digital asset investment, including loans bearing interest at approximately 11.5%, which resulted in higher financing costs during the quarter.

Depreciation

Depreciation expense increased modestly to $222,800 for the three months ended November 30, 2025, compared to $185,523 in the prior-year period, representing an increase of $37,277 or approximately 20.09%. The increase reflects continued investment in technology infrastructure and capitalized software assets supporting the Company’s digital platform and internal systems.

Change in Fair Value - Injective Digital Assets

During the three months ended November 30, 2025, the Company recognized a $6.14 million non-cash loss related to changes in the fair value of its Injective digital asset holdings, compared to no such adjustment in the comparable prior-year period. This fair-value loss reflects market-driven valuation changes and did not result in a corresponding cash outflow during the quarter.

Government Incentive

Government incentives for the three months ended November 30, 2025 totaled $(26,973), compared to $(27,219) in the prior-year period, remaining relatively consistent quarter over quarter and reflecting refundable credits and program-based support.

Liquidity and Capital Resources

Going Concern

The Company has incurred recurring operating losses and continues to experience negative cash flows from operations. For the three months period ended November 30, 2025, the Company recorded a net loss of $6.4 million and negative operating cash flows of $498,367. As at November 30, 2025, the Company had an accumulated deficit of $19.832 million and a working-capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date of these financial statements.

●	Management has developed plans intended to improve liquidity and address these uncertainties. These plans include:
●	Accessing additional capital through the Injective Digital Asset Treasury Initiative
●	Pursuing additional financing and capital-raising activities as required to support ongoing operations and fund strategic initiatives.
●	Continuing cost-management measures, including reductions in payroll, operating expenses, and discretionary spending.

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

The following table summarizes our cash flows from operating, investing and financing activities:

Three months ended	November 30, 2025 ($)	November 30, 2024 ($)	Increase/ (Decrease) ($)
Cash (used) provided in operating activities	(489,745)	(663,597)	173,852
Cash (used) provided by financing activities	11,954,105	1,188,036	10,766,069
Cash (used) provided in investing activities	(12,106,830)	(282,298)	(11,824,532)
Cash at the end of the period	1,479,167	619,581	859,586

Net cash flow from (used in) operating activities

	Three months ended
Description	November 30, 2025 ($)	November 30, 2024 ($)
Operating activities
Net loss	(6,435,085)	(656,894)
Adjustments for the following non-cash items:
Depreciation of property and equipment	10,611	21,618
Bad debts written off	7,154	-
Amortization of intangible assets	182,493	131,030
Depreciation on right of use asset	29,696	32,874
Interest expense on lease liability	10,096	13,921
Fair value loss on crypto assets	6,140,379	-
Change in fair value of warrant liabilities	(97,430)	(31,532)
Foreign exchange gain (loss)	-	(5,089)
Net changes in non-cash working capital balances:
Trade and other receivables	(58,663)	(27,302)
Prepaid expenses and deposits	(56,974)	2,928
Accounts payable and accrued liabilities	(123,226)	(33,677)
Deferred Government Grant	(28,241)	(45,236)
Deferred revenue	(70,555)	(66,238)
	(489,745)	(663,597)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended November 30, 2025 was $489,745 compared to $663,597 for the same period in the prior year, representing an improvement of $173,852. The reduction in operating cash outflows was primarily driven by non-cash adjustments, including a $6.1 million change in the fair value of Injective digital assets and depreciation and amortization, partially offset by changes in working-capital balances.

Working-capital movements during the quarter included increases in trade and other receivables, prepaid expenses, and reductions in accounts payable and accrued liabilities, which together resulted in a net working-capital outflow. Non-cash items such as fair-value remeasurements, depreciation, amortization, and foreign exchange movements significantly reduced the impact of the net loss on operating cash flows but did not affect cash usage.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended November 30, 2025 totaled $11.95 million, compared to $1.19 million in the comparable prior-year period. The increase was primarily attributable to additional borrowings obtained during the quarter, including financing arrangements related to the Company’s Injective digital asset investment strategy. These borrowings provided significant liquidity to support investment activities and working-capital requirements, while also resulting in higher interest expense recognized during the quarter.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended November 30, 2025 was $12.11 million, compared to $0.28 million in the same period of the prior year. The increase in investing cash outflows was driven primarily by purchases of Injective digital assets during the quarter. These outflows reflect management’s execution of its treasury and capital-allocation strategy and did not relate to routine capital expenditures.

Overall Liquidity Position

As of November 30, 2025, the Company had cash and cash equivalents of $1.48 million, compared to $2.34 million at November 30, 2024. The decrease reflects the timing of financing inflows and significant investing outflows during the quarter, partially offset by improved operating cash flows.

Management continues to monitor liquidity closely, particularly in light of increased borrowing levels and associated interest costs. Based on current operating plans, expected cash flows, and access to financing arrangements, management believes the Company has sufficient liquidity to meet its operating requirements and obligations for at least the next twelve months.

The following table presents our liquidity:

Period Ended	November 30, 2025 ($)	August 31, 2025 ($)
Cash	1,479,167	2,117,371
Trade and other receivables	143,732	92,223
Prepaid expenses and deposit	166,975	110,001
	1,789,874	2,319,595

Current liabilities
Accounts payable and accrued liabilities	2,001,934	2,125,160
Loan payable	11,983,087	-
Deferred revenue	37,997	108,552
Loan from directors	629,728	629,120
Current portion of lease liability	140,288	138,859
	14,793,034	3,001,691

As of November 30, 2025, the Company’s total current assets were $1,789,874, compared to $2,319,595 as of August 31, 2025, representing a decrease of approximately $529,721. The decrease was primarily attributable to changes in the Company’s cash position during the quarter, partially offset by increases in trade and other receivables and prepaid expenses.

Cash decreased to $1,479,167 as of November 30, 2025, from $2,117,371 as of August 31, 2025. The decrease primarily reflects the timing of significant investing activities during the quarter, including capital deployed toward the Company’s digital-asset investment strategy, partially offset by financing inflows and operating cash flows.

Trade and other receivables increased to $143,732 as of November 30, 2025, compared to $92,223 at August 31, 2025. The increase was primarily attributable to the timing of billings and collections toward the end of the quarter.

Prepaid expenses and deposits increased to $166,975 as of November 30, 2025, from $110,001 as of August 31, 2025, reflecting the timing of advance payments for software subscriptions, insurance premiums, and other service contracts.

Current Liabilities

As of November 30, 2025, the Company’s total current liabilities were $14,793,034, compared to $3,001,691 as of August 31, 2025. The increase was driven primarily by the recognition of the FalconX loan payable of $11,983,087, which was classified as a current liability based on its contractual repayment terms in effect at the balance-sheet date. Accounts payable and accrued liabilities decreased modestly to $2,001,934 from $2,125,160, reflecting the timing of vendor payments and accrued expenses. Deferred revenue declined to $37,997 from $108,552 as services were delivered during the quarter. The loan from directors, totaling $629,728, remained substantially unchanged, while the current portion of lease liabilities increased slightly to $140,288 from $138,859, primarily due to scheduled lease payments.

Overall, the Company’s liquidity position at November 30, 2025 reflects the timing of operating, investing, and financing activities during the quarter. Management continues to monitor working-capital levels and cash flows closely and believes that existing cash resources, together with expected operating cash flows and access to financing arrangements, are sufficient to meet the Company’s short-term obligations and near-term operating requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of November 30, 2025. Based on this evaluation, management concluded that a material weakness continues to exist related to segregation of duties within the finance function, primarily due to the limited number of personnel responsible for financial reporting and related control activities.

Notwithstanding this material weakness, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows in accordance with U.S. GAAP.

Management has initiated remediation efforts to address this material weakness, including enhancing review and approval controls and planning for the engagement of external accounting and internal-control resources. These remediation activities are ongoing, and the material weakness has not been fully remediated as of the end of the reporting period.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not applicable.

Item 5 Other Information.

None.

Item 6. EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE FINANCIAL INC.

Date: January 20, 2026	By:	/s/ Shubha Dasgupta
Shubha Dasgupta
Chief Executive Officer

Date: January 20, 2026	By:	/s/ Sarfraz Habib
Sarfraz Habib
Chief Financial Officer

