Form 10-Q
period 2026-02-28
Pineapple Financial Inc.
filed 2026-04-13
CIK 1938109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

The number of shares of the registrant’s common stock issued and outstanding, as of April 10, 2026 was 26,088,651.

PINEAPPLE FINANCIAL INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

Pineapple Financial Inc.

Condensed Interim Consolidated Balance Sheets - Unaudited

For the six month period ended February 28, 2026

(Expressed in US Dollars)

As at:		February 28, 2026	August 31, 2025
		$	$
Assets
Current assets
Cash		17,736,423	2,117,371
Restricted cash		158,659	-
Trade and other receivables		213,560	92,223
Loans receivable	Note 12	5,000,000	-
Prepaid expenses and deposits		246,820	110,001
		23,355,462	2,319,595

Investment	Note 4	9,931	9,733
Crypto assets	Note 6	22,427,134	-
Right-of-use asset - net	Note 10	480,211	530,163
Property and equipment - net		43,475	61,957
Intangible assets - net	Note 5	2,556,388	2,495,773
		48,872,601	5,417,221

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities		1,030,117	2,125,160
Loans payable	Note 12	18,972,000	-
Deferred revenue		98,992	108,552
Derivative liability	Note 18	18,730	-
Loans from directors		-	629,120
Current portion of lease liability	Note 10	146,296	138,859
		20,266,135	3,001,691

Deferred government incentive	Note 13	266,229	314,998
Lease liability	Note10	498,109	561,100
Warrant liability	Note 7	743,188	632,753
		21,773,661	4,510,542

Shareholders’ Equity
Common shares (*), no par value; unlimited authorized; 26,088,651 issued and outstanding shares as of February 28, 2026 and 1,340,941 as at August 31, 2025.	Note 6	63,038,590	11,621,468
Common shares to be issued		88,136	88,136
Additional paid-in capital	Note 6,7	3,102,814	3,102,814
Accumulated other comprehensive loss		196,778	(509,300)
Accumulated deficit		(39,327,378)	(13,396,439)
		27,098,940	906,679
		48,872,601	5,417,221

Description of business (note 1)

Going concern (note 1)

Contingencies and commitments (note 14)

Approved on behalf of Board of Directors

“Shuba Dasgupta”	“Drew Green”

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the three month and six month ended February 28, 2026

(Expressed in US Dollars)

		Three months ended		Six months ended
		February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
For the period ended		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		$	$	$	$
Revenue	Note 15	707,342	743,309	1,429,267	1,512,236

Expenses and other income
Selling, general and administrative		659,855	572,853	1,052,703	995,190
Advertising and Marketing		293,749	57,101	416,852	326,945
Salaries, wages and benefits		188,529	391,418	350,730	828,764
Interest expense and bank charges		364,782	100,005	629,280	273,812
Depreciation and amortization	Note 5	241,589	242,181	464,271	429,645
Fair value loss on crypto assets		16,882,557	-	23,026,713	-
Staking income		(221,718)	-	(221,718)	-
Share-based compensation		142,000	-	142,000	-
Government Incentive	Note 13	(27,397)	(21,301)	(54,369)	(48,518)
		18,523,946	1,342,257	25,806,462	2,805,838

Loss from operations		(17,816,604)	(598,948)	(24,377,195)	(1,293,602)
Foreign exchange (loss) gain		(188,189)	(969)	(157,675)	4,021
Interest income		214,334	-	214,334	-
Financing cost - warrants		(1,325,558)	-	(1,325,558)	-
Financing cost -Equity line of credit	Note 19	(1,500,000)	-	(1,500,000)	-
Gain (loss) on change in fair value of derivative liability	Note 18	15,653	-	15,653	-
Gain (loss) on change in fair value of warrant liability	Note 8	1,104,576	4,468	1,199,502	35,591
Loss before income taxes		(19,495,788)	(595,449)	(25,930,939)	(1,253,990)

Income taxes (recovery) expense		-	-	-	-

Net loss		(19,495,788)	(595,449)	(25,930,939)	(1,253,990)
Foreign currency translation adjustment		(76,597)	(184,795)	(706,078)	87,556

Net loss and comprehensive loss		(19,572,385)	(780,244)	(26,637,017)	(1,166,434)

Loss per share - basic and diluted		(1.21)	(1.73)	(3.05)	(2.66)

Weighted average number of common shares outstanding - basic and diluted		16,174,900	451,300	8,719,236	438,025

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

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity - Unaudited

(Expressed in US Dollars)

			Additional Paid in	Accumulated
	Common	Common	Capital	other	Accumulated	Total
	Shares	shares to	(Note 7	comprehensive	(deficit)	shareholders’
	(Note 7)	be issued	and 8)	loss	earnings	equity
	$	$	$	$	$	$
Balance, August 31, 2024	8,559,856	-	2,955,944	(408,510)	(9,757,974)	1,349,316
Shares issued against S3	549,059	-	-	-	-	549,059
Shares against pre-funded warrants	-	-	182,828	-	-	182,828
Foreign exchange translation	-	-	-	(87,556)	-	(87,556)

Net loss	-	-	-	-	(1,253,990)	(1,253,990)
Balance, February 28, 2025	9,108,915	-	3,138,772	(496,066)	(11,011,964)	739,657

Balance, August 31, 2025	11,621,468	88,136	3,102,814	(509,300)	(13,396,439)	906,679
Shares issued through PIPE - cash	21,949,955	-	-	-	-	21,949,955
Shares issued through PIPE in-kind	31,323,740	-	-	-	-	31,323,740
Shares issued against compensation	142,000	-	-	-	-	142,000
Share issue cost	(2,033,995)	-	-	-	-	(2,033,995)
Shares issued against warrants exercise	35,422	-	-	-	-	35,422
Foreign exchange translation	-	-	-	706,078	-	706,078
Net loss	-	-	-	-	(25,930,939)	(25,930,939)
Balance, February 28, 2026	63,038,590	88,136	3,102,814	196,778	(39,327,378)	27,098,940

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Cash Flow – Unaudited

For the six month ended February 28, 2026

(Expressed in US Dollars)

For the six months ended:		February 28, 2026	February 28, 2025
		$	$
Cash provided by (used for) the following activities
Operating activities
Net loss for the year		(25,930,939)	(1,253,990)
Adjustments for the following non-cash items:
Depreciation of property and equipment		21,555	42,553
Bad debt written off		18,050	-
Staking income		(221,718)	-
Amortization of intangible assets	Note 5	386,009	270,073
Depreciation on right of use asset	Note 10	60,326	117,019
Interest expense on lease liability	Note 10	20,000	26,824
Derivative liability		18,730	-
Warrants expense		1,325,558	-
Share based compensation		142,000	-
Change in fair value of warrant liability	Note 8	(1,199,502)	(35,591)
Fair value loss on digital assets	Note 6	23,026,713	-
Foreign exchange gain (loss)		-	4,021
Net changes in non-cash working capital balances:
Trade and other receivables		(139,387)	(22,557)
Prepaid expenses and deposits		(136,819)	(41,552)
Accounts payable and accrued liabilities		(1,095,043)	103,551
Deferred government incentive		(48,769)	33,603
Deferred revenue		(9,560)	(80,182)
		(3,762,796)	(836,228)

Financing activities
Share capital issuance	Note 7	19,915,960	549,059
Additional share capital issued		-	182,828
Proceed from director’s loan		-	599,130
Proceed from warrant exercise		15,034	-
Repayment of loan		(613,700)	-
Proceed from loan payable	Note 12	18,972,000	-
Repayment of lease obligations	Note 10	(89,328)	(104,696)
		38,199,966	1,226,321

Investing activities
Additions to intangible assets	Note 5	(395,617)	(539,410)
Loan receivable	Note 12	(5,000,000)	-
Additions to property and equipment		(1,938)	-
Purchase of crypto assets	Note 6	(13,895,990)	-
		(19,293,545)	(539,410)

Net change in cash		15,143,625	(149,317)
Effect of changes in foreign exchange rates		634,086	62,568
Cash, beginning of year		2,117,371	580,356
Cash, end of period		17,895,082	493,607

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

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

Going concern

The accompanying condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

For the six months ended February 28, 2026, the Company incurred a net loss of $25.9 million (February 28, 2025 – $1.3 million) and reported negative cash flows from operating activities of $3.8 million (February 28, 2025 – $0.8 million). As of February 28, 2026, the Company had an accumulated deficit of $39.3 million and positive working capital of $3.1 million (current assets of $23.4 million compared to current liabilities of $20.3 million).

Of note, the net loss for the period was primarily driven by (i) non-cash fair value losses on digital assets of $23.0 million, reflecting market price volatility, and (ii) one-time, non-recurring financing expenses associated with the Company’s private placement transaction completed on January 6, 2026. Excluding these non-cash and non-recurring items, the Company’s operating cash outflows were significantly lower and continue to be actively managed.

These conditions, including recurring losses and negative operating cash flows, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

Management has implemented and continues to pursue the following initiatives to improve liquidity and support ongoing operations:

●	Capital raising activities

During the period, the Company completed a private placement financing and entered into a credit facility, resulting in significant financing inflows that strengthened the Company’s liquidity position.

●	Digital Asset Strategy and Yield Generation

The Company has deployed capital into digital assets, including Injective tokens, and is generating yield through staking activities. During the period, staking income of $221,718 was recognized. Management expects these activities to contribute to ongoing liquidity and capital efficiency over time.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

1. Description of business (continued from previous page)

●	Cost Optimization Measures

The Company has implemented cost reduction initiatives, including reductions in payroll and discretionary expenditures, to better align its cost structure with current operating levels.

●	Working Capital and Liquidity Management

Management continues to actively monitor cash flows, manage working capital, and optimize the deployment of capital, including maintaining appropriate liquidity buffers.

While management believes that the above plans, together with existing cash balances of $17.9 million and access to financing arrangements, will provide sufficient liquidity to fund operations and meet obligations as they become due for at least the next twelve months, there can be no assurance that these plans will be successfully executed. Accordingly, substantial doubt about the Company’s ability to continue as a going concern remains.

Impact from the global inflationary pressures leading to higher interest rates

Following a period of elevated inflation in fiscal 2023 and early 2024, central banks, including the Bank of Canada, implemented significant monetary tightening measures, resulting in higher benchmark interest rates and increased borrowing costs. These conditions contributed to reduced housing affordability, lower transaction volumes, and a slowdown in real estate activity.

During fiscal 2025, as inflationary pressures moderated toward the Bank of Canada’s target range of 1% to 3%, the Bank began to gradually reduce policy interest rates from peak levels. By late 2025, the benchmark rate had declined to 2.25%, reflecting easing inflation and softer economic growth conditions.

As of February 28, 2026, the Bank of Canada has maintained its policy rate at 2.25%, reflecting a more cautious and data-dependent approach to monetary policy amid ongoing economic uncertainty. Inflation has generally stabilized near the Bank’s 2% target, although risks remain due to global factors such as geopolitical developments and energy price volatility.

While the stabilization of interest rates has provided some support to borrower confidence and housing market activity, overall mortgage origination volumes remain below historical levels, and the timing and pace of a sustained market recovery continue to be uncertain. Management continues to monitor macroeconomic conditions closely, as changes in interest rates and inflation expectations may materially impact the Company’s operating environment and financial performance.

2. Material accounting policies

Statement of compliance

These condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

The condensed interim consolidated financial statements were authorized for issue by the Board of Directors on April 10, 2026.

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

2. Significant accounting policies (continued from previous page)

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

Operating segments

The Company determines its operating and reportable segments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting. Operating segments are identified based on the manner in which financial information is regularly reviewed by the Company’s chief operating decision makers (“CODM”) for the purposes of allocating resources and assessing performance.

During the six months ended February 28, 2026, the Company revised its internal reporting structure to reflect the expansion of its business activities. As a result, the Company now operates through two reportable segments:

●	Mortgage Operations - includes the Company’s traditional mortgage brokerage, underwriting, and related services, which generate revenue from commissions, fees, and other mortgage-related activities.
●	Crypto Asset Operations - includes the Company’s digital asset treasury strategy, comprising the acquisition, management, and valuation of digital assets, as well as yield-generating activities such as staking and other blockchain-based initiatives.

The Company’s chief operating decision makers, identified as the Chief Executive Officer and Chief Financial Officer, review financial information for these two segments separately to evaluate performance and make decisions regarding resource allocation.

Segment performance is primarily evaluated based on revenue, operating income (loss), and key underlying drivers specific to each segment, including transaction volumes in the mortgage business and fair value movements and yield generation in the digital asset segment.

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

2. Significant accounting policies (continued from previous page)

New accounting policies

Crypto assets

The Company holds digital assets that meet the definition of crypto assets under ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets. These assets are fungible digital assets secured by cryptography and recorded on distributed ledger technology. The Company’s digital assets consist primarily of Injective (INJ) tokens and USD-denominated stablecoins.

Digital assets are recognized when the Company obtains control of the assets, defined as the ability to direct the use of, and obtain substantially all of the remaining benefits from, the assets, generally upon settlement and transfer to a wallet or account under the Company’s control.

Digital assets are subsequently measured at fair value at each reporting date in accordance with ASC 350-60, with changes in fair value recognized within consolidated statements of operations in the period in which they occur.

Fair value is determined in accordance with ASC 820, Fair Value Measurement, using quoted prices in active markets for identical assets (Level 1 inputs). The Company determines fair value based on prices from its principal market, which is the market with the greatest volume and level of activity for the digital assets at the measurement date, using pricing data from major active exchanges.

Digital assets are presented in the consolidated balance sheets based on their nature and the Company’s intended use, consistent with applicable accounting guidance. The classification of digital assets as current or non-current involves management judgment based on expected holding periods and liquidity considerations.

The fair value of the Company’s digital assets is determined in accordance with ASC 820, Fair Value Measurement, using quoted prices in active markets for identical assets (Level 1 inputs). The Company determines fair value based on prices from its principal market, which is the market with the greatest volume and level of activity at the measurement date, using pricing data from major active exchanges.

Staking Income

The Company participates in staking activities related to its digital assets, whereby it earns rewards in the form of additional digital tokens for supporting blockchain network operations.

Staking rewards are recognized as income when the Company obtains control of the reward tokens, which generally occurs when the rewards are received or become claimable by the Company. The determination of when control is obtained requires judgment based on the terms of the underlying staking arrangements.

Staking rewards are measured at fair value at the time of receipt or when they become claimable, using quoted market prices in active markets (Level 1 inputs) in accordance with ASC 820, Fair Value Measurement.

Staking income is recognized within other income as a component of digital asset-related income, which is distinct from the Company’s core operating revenue streams.

Subsequent to initial recognition, reward tokens are included within digital assets and are remeasured at fair value at each reporting date, with changes in fair value recognized in earnings in accordance with the Company’s accounting policy for digital assets.

Derivative Liability

The Company’s written put options meet the definition of derivative instruments under ASC 815, Derivatives and Hedging, as they contain an underlying, require minimal initial investment, and are settled at a future date. Accordingly, these instruments are recognized as a derivative liability in the consolidated balance sheets.

Derivative instruments are initially recognized at fair value on the date the contracts are entered into. Premiums received are recorded as part of the derivative liability. Collateral posted in connection with these arrangements is accounted for separately and is not included in the measurement of the derivative.

The derivative liability is remeasured at fair value at each reporting date, with changes in fair value recognized in earnings in accordance with ASC 815-10-35.

Fair value is determined in accordance with ASC 820, Fair Value Measurement, using market-based inputs, including the price of the underlying digital assets, volatility, and remaining contractual term. These inputs are classified within Level 3 of the fair value hierarchy, depending on their observability.

Loans payable and loan receivable

The Company accounts for borrowings under the FalconX facility as financial liabilities measured at amortized cost in accordance with ASC 835, Interest. A separate loan receivable arising from related collateral and financing arrangements is recognized as a financial asset.

The loan payable and loan receivable are presented on a gross basis in the consolidated balance sheets, as the Company has separate contractual rights and obligations and does not meet the criteria for offsetting under ASC 210-20, Balance Sheet—Offsetting.

Interest on the loan payable is recognized using the effective interest method and is included in interest expense. Interest income on the loan receivable is recognized over the term of the arrangement using the effective interest method and is included in interest income.

Recently issued and adopted accounting standards

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

2. Significant accounting policies (continued from previous page)

Accounting Pronouncements Not Yet Adopted

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, which enhances income tax disclosure requirements. The amendments require additional disaggregation of information in the effective tax rate reconciliation, as well as disclosure of income (loss) from continuing operations before income taxes and income tax expense and cash taxes paid by jurisdiction (federal, state, and foreign).

This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures; however, based on a preliminary assessment, the Company expects the adoption to primarily affect disclosures and does not expect a material impact on its consolidated financial position or results of operations.

ASU 2024-01 – Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards

In March 2024, the FASB issued ASU 2024-01, which clarifies whether profits interest awards and similar instruments are within the scope of Topic 718. The amendments provide guidance and illustrative examples to assist entities in determining the appropriate accounting treatment, including whether such awards should be classified as equity awards, liability awards, or accounted for under other applicable guidance.

This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures; however, based on a preliminary assessment, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position or results of operations.

ASU 2025-01 – Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures

In January 2025, the FASB issued ASU 2025-01, which clarifies the effective dates for the expense disaggregation disclosure requirements previously issued. Public business entities are required to apply the amendments in annual periods beginning after December 15, 2026, and in interim periods beginning after December 15, 2027.

As this guidance affects disclosure requirements only, the Company does not expect adoption to have a material impact on its consolidated financial statements.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

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

Investments (level 3)

Where the fair values of financial assets and liabilities recorded in the condensed interim consolidated financial statements cannot be derived, they are determined using a variety of valuation techniques. The inputs to these models are derived from observable market data where possible. Where observable market data is not available, management’s judgment is required to establish fair values.

Crypto assets (fair value measurement and classification)

The valuation of digital assets requires management judgment in determining the principal market, selecting appropriate pricing sources, and assessing the classification of holdings as current or non-current based on intent and expected holding period. While fair value is based on observable market prices (Level 1 inputs), differences in pricing sources, market liquidity, and timing of measurements could result in different valuations. In addition, the determination of when control is obtained for digital assets and staking rewards requires judgment based on the terms of the underlying arrangements.

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

Share-based compensation

The Company accounts for share-based compensation in accordance with ASC 718 - Compensation - Stock Compensation. The Company’s share-based awards include stock options and restricted stock units (“RSUs”) granted to directors, officers, and employees.

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

During the current fiscal year, the Company granted stock options to directors and employees for services previously rendered. These awards were fully vested at the grant date and therefore did not contain any service or performance vesting conditions. The fair value of these immediately vested options was determined using the Black-Scholes model as of the grant date, and the entire fair value was recognized immediately as share-based compensation expense in the condensed interim consolidated statements of operations and comprehensive loss.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed interim consolidated statements of operations and comprehensive loss.

Certain warrants issued by the Company do not meet the criteria for equity classification under ASC 815 and are therefore accounted for as liabilities. These warrants are initially recognized at fair value on the date of issuance and are subsequently remeasured at fair value at each reporting date, with changes recognized in the condensed interim consolidated statements of operations and comprehensive loss.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

3. Significant accounting judgments, estimates and assumptions (continued from previous page)

Derivative financial instrument

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at fair value on the date of issuance and subsequently remeasured at fair value at each reporting date, with changes in the fair value reported in the condensed interim consolidated statements of operations and comprehensive loss. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

4. Investment

The fair value of the Company’s 5% investment in a private company is determined using Level 3 inputs under ASC 820. Management assesses fair value annually using a market-approach valuation technique, considering factors such as the investee’s financial performance, recent arm’s-length transactions, and comparable private-company multiples. For the six months period ended February 28,2026 and year ended August 31, 2025, no observable changes in these inputs or in the investee’s financial condition were identified. Accordingly, management concluded that the fair value remained unchanged. Any foreign exchange translation differences are recognized in earnings.

5. Intangible assets

During the six months period ended February 28, 2026, the Company capitalized development costs related to internally generated software classified as intangible assets. Amortization is recognized on a straight-line basis over the estimated useful life of the underlying assets.

Intangible assets
Cost
Balance, August 31, 2024	$3,168,130
Additions	944,187
Translation adjustment	(95,104)
Balance, August 31, 2025	$4,017,213
Additions	395,617
Translation adjustment	84,911
Balance, February 28, 2026	$4,497,741

Accumulated amortization
Balance, August 31, 2024	$956,355
Amortization	592,942
Translation adjustment	(27,857)
Balance, August 31, 2025	$1,521,440
Amortization	386,009
Translation adjustment	33,904
Balance, February 28, 2026	$1,941,353

Net carrying value
February 28, 2026	$2,556,388
August 31, 2025	$2,495,773

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

6. Crypto assets at fair value

The following table presents the changes in the Company’s digital assets measured at fair value for the period:

	#	$
Balance, August 31, 2025	-	-
Crypto assets acquired through financing	1,002,651	11,896,002
Balance, November 30, 2025	1,002,651	11,896,002
Crypto assets acquired through financing	560,646	1,999,988
Crypto assets acquired through staking income	54,474	221,718
Crypto assets received in exchange for equity issuance	5,593,525	31,323,740
Crypto assets, February 28, 2026	7,211,296	45,441,448
Net change in fair value	-	(23,026,713)
Translation adjustment		12,399
Balance, February 28, 2026	7,211,296	$22,427,134

Digital assets acquired through financing reflect assets obtained as part of structured financing arrangements. The net change in fair value represents non-cash unrealized losses recognized during the period based on market price movements.

Fair Value Changes Recognized in Earnings

During the six months ended February 28, 2026, the Company recognized a net unrealized loss of $23,026,713 million related to changes in the fair value of its digital assets. These losses are non-cash in nature and reflect market price volatility during the period. Such amounts are presented within operating loss in the consolidated statements of operations and comprehensive loss.

7. Share capital

Authorized share capital

The authorized share capital of the Company consists of an unlimited number of common shares with no par value.

	#	$
Balance, August 31, 2024	421,342	8,559,856
Issuance of common shares against S3	19,133	232,708
Issuance of common shares against prefunded warrants	64,200	780,769
Issuance of common share against S1	500,000	834,000
Issuance of common shares against warrants conversion	336,266	1,701,398
Share issuance costs	-	(487,263)
Balance, August 31, 2025	1,340,941	11,621,468

Issuance of common shares against PIPE - cash	5,776,304	21,949,955
Issuance of common shares against PIPE – in-kind (digital assets)	18,866,396	31,323,740
Issuance of common shares against warrants conversion	5,010	35,422
Issuance of common shares against share-based benefits Note 8	100,000	142,000
Share issue costs	-	(2,033,995)
Balance, February 28, 2026	26,088,651	63,038,590

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

7. Share capital (continued from previous page)

January 6, 2026 – Share issued against PIPE

On January 6, 2026, the Company completed a private investment in public equity (“PIPE”) financing, pursuant to which it issued an aggregate of 24,642,700 common shares.

●	5,776,304 common shares were issued for cash proceeds of $21.9 million.
●	18,866,396 common shares were issued in exchange for digital assets with a fair value of $31.3 million at the date of issuance.

The Company incurred share issuance costs of $2.0 million related to the PIPE financing, which were recorded as a reduction to additional paid-in capital.

During the three months ended February 28, 2026, the Company issued 100,000 common shares to a third-party service provider in exchange for legal services. The shares were measured at their fair value on the grant date, resulting in stock-based compensation expense of $142,000, which has been recognized in the consolidated statements of operations. The issuance of these shares is reflected within stockholders’ equity.

8. Warrants

a)	Common Share purchase warrant

	#	$
Balance, August 31, 2024	82,650	2,955,944
Share-based compensation expense	-	146,870
Balance, August 31, 2025	82,650	3,102,814
Balance, February 28, 2026	82,650	3,102,814

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

8. Warrants (continued from previous page)

b)	Warrant liability

The warrants issued in September 25, 2025, became effective on January 6, 2026 upon satisfaction of the related closing conditions. These warrants were valued using the Black-Scholes method with the share price of $0.696, exercise price of $3.80 term of 5 years, risk free rate of 3.51% and volatility of 180.05%.

	#	$
Fair Value of Warrants at August 31, 2024	51,313	41,520
Change in fair value of expiration of warrants relating to conversion debt	(50,000)	(23,873)
Issuance of warrants against S1	500,000	659,190
Conversion of warrants into shares	(336,266)	(674,914)
Change in fair value of warrants liability	-	632,410
Translation adjustment	-	(1,580)
Fair Value of Warrants at August 31, 2025	165,047	632,753
Conversion of warrants into shares	(5,010)	(20,388)
Warrants issued	1,039,346	1,325,558
Change in fair value of warrants liability	-	(1,199,502)
Translation adjustment	-	4,767
Fair Value of Warrants at February 28, 2026	1,199,383	743,188

	February 28,2026	August 31, 2025

Weighted average estimated fair value per common share	$0.70	2.63
Weighted average exercise price of the warrant	$3.78	3.20
Weighted average expected life of the warrant	4.52	4.67

9. Share-based benefits reserve

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

	February 28, 2026		August 31, 2025
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	#	$	#	$
Balance, beginning of year	101,854	28.08	28,284	74.40
Granted during the year	-	-	73,570	1.30
Balance as at year end	101,854	28.08	101,854	28.08
Exercisable as at period end	101,854	28.08	101,854	28.08

As of February 28, 2026, all outstanding stock options were fully vested and exercisable. The options have a contractual term of ten years from the grant date. Options granted on July 16, 2025 expire on July 16, 2035. The weighted-average remaining contractual life of options outstanding as of February 28, 2026 was 6.25 years.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

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

The following schedule shows the movement in the Company’s right-of-use asset:

Right-of-use asset

Balance, August 31, 2024	1,134,984
Derecognition of asset	(139,723)
Translation adjustment	(28,716)
Balance, August 31, 2025	$966,545
Translation adjustment	19,726
Balance, February 28, 2026	$986,271

The right-of-use asset is being depreciated on a straight-line basis over the remaining lease term.

Accumulated Depreciation
Balance, August 30, 2024	$306,310
Depreciation	187,048
Derecognition of asset	(54,337)
Translation adjustment	(2,639)
Balance, August 31, 2025	$436,382
Depreciation	60,326
Translation adjustment	9,352
Balance, February 28, 2026	$506,060

Carrying Amount
February 28, 2026	$480,211
August 31, 2025	$530,163

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

10. Right-of-use asset and lease liability (continued)

The following schedule shows the movement in the Company’s lease liability during the period ended:

	February 28, 2026	August 31, 2025

Balance, beginning of year	$699,959	$977,107
Derecognition of lease	-	(85,151)
Interest expense	20,000	51,431
Lease payments	(89,328)	(206,185)
Translation adjustment	13,774	(37,242)
Balance, end of period	$644,405	$699,959

Current	146,296	138,859
Non-current	498,109	561,100
	$644,405	$699,959

The following table provides a maturity analysis of the Company’s lease liability. The amounts disclosed in the maturity analysis are the contractual undiscounted cash flows before deducting interest or finance charges:

2026	89,261
2027	178,521
2028	189,779
2029	197,820
2030	82,425
$737,806

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

11. Related party transactions and balances

1.

The Injective Foundation became one of the Company’s largest shareholders following the completion of a private placement on January 6, 2026. As a significant shareholder, the Injective Foundation is considered a related party in accordance with ASC 850, Related Party Disclosures.

The Injective Foundation is part of a broader ecosystem supporting the Company’s digital asset treasury strategy. The Injective Foundation, as the Company’s largest shareholder, may have the ability to exert significant influence over the Company’s strategic direction and financing initiatives.

During the three and six months ended February 28, 2026, the Company entered into a secured borrowing arrangement with FalconX Charlie Inc. (the “FalconX Loan”). In connection with this arrangement, the Injective Foundation provided a guarantee supporting the Company’s obligations under the facility (see Note 12).

The Company also entered into related financing and collateral arrangements with FalconX in connection with this facility, including a loan receivable of $5,000,000.

2.	Compensation of key management personnel includes the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer:

	February 28, 2026	February 28, 2025
	$	$
Salaries, Wages and benefits	250,594	320,630

Last period figures also includes payroll of Chief Strategy Officer, who resigned in March 2025.

During the year ended August 31, 2025, two directors of the Company advanced an aggregate amount of $657,690 to support working capital requirements. The advances were unsecured, bore interest at 12% per annum, and were repayable on demand.

As of February 28, 2026, the outstanding principal balance of these advances, together with all accrued interest, had been fully repaid. The repayment was funded from proceeds received in connection with the Company’s private placement completed on January 6, 2026.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

12. Loans payable, collateral and loans receivable

During the three months ended November 30, 2025, the Company entered into an initial secured borrowing arrangement with FalconX Charlie Inc. (“FalconX”) pursuant to which it obtained financing under a fixed-term facility.

Subsequently, on January 16, 2026, the Company entered into a second amended and restated loan agreement, which amended and superseded the prior arrangement and increased the total borrowing capacity to $20.0 million, with an interest rate of 10.0% per annum and a contractual maturity date of January 16, 2027.

As of February 28, 2026, the Company had $18,972,000 outstanding under this facility, which is presented within current liabilities in the consolidated balance sheets based on its contractual terms.

During the six months ended February 28, 2026, the Company recognized expense of $584,890, which has been classified within interest expense and bank charges in the condensed interim consolidated statements of operations and comprehensive loss.

Collateral and loan receivable arrangement

In connection with the amended facility, the Company is required to maintain collateral, including:

●	Crypto assets (INJ tokens); and
●	A minimum of $5.0 million in cash collateral as either U.S. dollar or U.S. dollar-denominated stablecoins, held in controlled accounts

Separately, during the three months ended February 28, 2026, the Company entered into a separate lending arrangement with FalconX, whereby it advanced $5,000,000 to the counterparty.

This amount is presented as a loan receivable within current assets.

The loan receivable:

●	Bears interest at 8.0% per annum
●	Has a contractual maturity date of April 28, 2026
●	Is repayable on demand or in accordance with the terms of the collateral arrangements
●	Can be used to satisfy certain of the cash collateral requirements under the Loans Payable

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

12. Loans payable and loans receivable (continued from previous page)

Security and guarantees

The Company’s obligations under the FalconX Loan are secured through a collateral and guarantee structure involving the Injective Foundation. In connection with the financing arrangements, the Injective Foundation has provided a guarantee in respect of the Company’s obligations under the FalconX Loan.

The guarantee is supported by pledges of specified digital assets, consisting primarily of Injective protocol tokens, which serve as collateral for the loan. The collateral is subject to ongoing collateral maintenance and margin requirements based on its fair value. Under the terms of the financing agreements, the Injective Foundation is contractually required to provide additional collateral or margin support in the event that the fair value of the pledged digital assets declines below the required maintenance threshold specified in the loan agreements. Margin support may be satisfied through the contribution of additional digital assets or other acceptable collateral, as defined in the financing arrangements.

The Company also entered into related financing and collateral arrangements with FalconX in connection with this facility, including a loan receivable of $5,000,000, representing amounts advanced as part of the collateral structure. As a result, the Company reflects both a loan receivable and a corresponding loan payable on its consolidated balance sheet, representing the economic substance of the arrangement.

The guarantee and collateral arrangements do not result in the transfer of ownership or control of the Company’s digital assets to the Injective Foundation, except for customary lender rights that may arise upon the occurrence of an event of default, including the right to enforce security interests in accordance with the terms of the loan and collateral agreements.

As of February 28, 2026, the Company was in compliance with all covenants and collateral maintenance requirements under the FalconX Loan. The Company met all required margin and collateral thresholds during the period.

Refer to Note 6 – Digital Assets for further information regarding the Company’s digital asset holdings and valuation.

Relationship Disclosure

The Injective Foundation became one of the Company’s largest shareholders following the completion of a private placement on January 6, 2026. As a significant shareholder, the Injective Foundation is considered a related party in accordance with ASC 850, Related Party Disclosures.

The Injective Foundation is part of a broader ecosystem supporting the Company’s digital asset treasury strategy and, as a significant shareholder, may have the ability to exert significant influence over the Company’s strategic direction and financing initiatives. During the three and six months ended February 28, 2026, the Company entered into a secured borrowing arrangement with FalconX Charlie Inc. (the “FalconX Loan”).

In connection with this arrangement, the Injective Foundation provided a guarantee supporting the Company’s obligations under the facility.

Repayment

The FalconX Loan contains customary events of default, collateral maintenance requirements, and margin provisions, including requirements to maintain specified collateral coverage ratios. As of February 28, 2026, the Company was in compliance with all covenants and terms of the agreement.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

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

As of February 28, 2026, the Company had a deferred government incentive balance of $266,229, representing the unamortized portion of Scientific Research and Experimental Development (SR&ED proceeds received in prior periods that were associated with capitalized internally generated software. Although the Company is no longer eligible for the SR&ED program, this balance continues to be recognized in income over the remaining useful life of the related intangible assets in accordance with the Company’s accounting policy.

The Company previously qualified for the Government of Canada Scientific Research and Experimental Development (“SR&ED”) program, which provides refundable tax incentives for eligible research and development activities performed in Canada.

The Company’s eligibility under the SR&ED program ceased on November 3, 2023. All SR&ED claims and related receivables were fully recognized in prior fiscal years, and no additional accruals, recoveries, or claims were recorded during the six months period ended February 28, 2026.

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

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

14. Commitments and contingencies

In the ordinary course of operating, the Company may from time to time be subject to various claims or possible claims. Management believes that there are no claims or possible claims that if resolved, would either individually or collectively result in a material adverse impact on the Company’s financial position, results of operations, or cash flows. These matters are inherently uncertain, and management’s view of these matters may change in the future.

See note 10 related to lease commitments.

15. Revenue

	Six months ended
	February 28, 2026	February 28, 2025
	$	$
Gross billing	7,387,821	8,648,249
Commission expense	(6,676,704)	(7,813,115)
Revenue	711,116	835,134

Subscription revenue	418,463	368,119
Insurance	47,489	-
Sponsorship revenue	89,310	128,788
Underwriting revenue	50,756	57,707
Other revenue	112,133	122,488
Total revenue	1,429,267	1,512,236

	Three months ended
	February 28, 2026	February 28, 2025
	$	$
Gross billing	3,310,819	4,242,341
Commission expense	(2,949,030)	(3,821,489)
Revenue	361,789	420,852

Subscription revenue	210,715	185,939
Insurance	23,870	-
Sponsorship revenue	20,154	68,630
Underwriting revenue	23,611	30,364
Other revenue	67,203	37,524
Total revenue	707,342	743,309

The Company generates revenue primarily from mortgage brokerage activities, subscription fees, underwriting services, and ancillary technology-enabled services. Revenue is disaggregated by geographic region based on the location of the customer.

For the six months period ended February 28, 2026 and 2025, all revenue was earned in Canada, as the Company operates exclusively within the Canadian mortgage market and has no foreign revenue-generating operations.

16. Segment reporting

The Company operates through two reportable segments in accordance with ASC 280:

●	Mortgage operations – mortgage brokerage, underwriting, and related services
●	Crypto asset operations – digital asset treasury, staking, and fair value activities

The Chief Executive Officer and Chief Financial Officer act as the CODM and evaluate performance based on segment revenue and operating loss.

Segment results – six months ended February 28, 2026

	Mortgage Operation		Crypto Asset Operation	Total
For the period ended	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2026	February 28, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$	$

Revenue	1,429,267	1,512,236	-	1,429,267	1,512,236

Expenses and other income
Selling, general and administrative	1,052,703	995,190	-	1,052,703	995,190
Advertising and marketing	416,852	326,945	-	416,852	326,945
Salaries, wages and benefits	350,730	828,764	-	350,730	828,764
Interest expense and bank charges	44,390	273,812	584,890	629,280	273,812
Depreciation and amortization	464,271	429,645	-	464,271	429,645
Fair value loss on crypto assets	-	-	23,026,713	23,026,713	-
Staking income	-	-	(221,718)	(221,718)	-
Share-based compensation	142,000	-	-	142,000	-
Government incentive	(54,369)	(48,518)	-	(54,369)	(48,518)
	2,416,577	2,805,838	23,389,885	25,806,462	2,805,838
Loss from operations	(987,310)	(1,293,602)	(23,389,885)	(24,377,195)	(1,293,602)
Foreign exchange (loss) gain	(157,675)	4,021		(157,675)	4,021
Interest income	-	-	214,334	214,334	-
Financing cost - warrants	-	-	(1,325,558)	(1,325,558)	-
Financing cost - Equity line of credit	-	-	(1,500,000)	(1,500,000)	-
Gain (loss) on change in fair value of derivative liability	-	-	15,653	15,653	-
Gain (loss) on change in fair value of warrant liability	517,615	35,591	681,887	1,199,502	35,591
Loss before income tax	(627,370)	(1,253,990)	(25,303,569)	(25,930,939)	(1,253,990)
Income taxes (recovery) expense	-	-	-	-	-
Net loss	(627,370)	(1,253,990)	(25,303,569)	(25,930,939)	(1,253,990)

Segment results – Three months ended February 28, 2026

	Mortgage Operation		Crypto Asset Operation	Total
For the period ended	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2026	February 28, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$	$

Revenue	707,342	743,309	-	707,342	743,309

Expenses and other income
Selling, general and administrative	659,855	572,853	-	659,855	572,853
Advertising and marketing	293,749	57,101	-	293,749	57,101
Salaries, wages and benefits	188,529	391,418	-	188,529	391,418
Interest expense and bank charges	15,943	100,005	348,839	364,782	100,005
Depreciation and amortization	241,589	242,181	-	241,589	242,181
Fair value loss on crypto assets	-	-	16,882,557	16,882,557	-
Staking income	-	-	(221,718)	(221,718)	-
Share-based compensation	142,000	-	-	142,000	-
Government incentive	(27,397)	(21,301)	-	(27,397)	(21,301)
	1,514,268	1,342,257	17,009,678	18,523,946	1,342,257
Loss from operations	(806,926)	(598,948)	(17,009,678)	(17,816,604)	(598,948)
Foreign exchange (loss) gain	(188,189)	(969)		(188,189)	(969)
Interest income	-	-	214,334	214,334	-
Financing cost - warrants	-	-	(1,325,558)	(1,325,558)	-
Financing cost - Equity line of credit	-	-	(1,500,000)	(1,500,000)	-
Gain (loss) on change in fair value of derivative liability	-	-	15,653	15,653	-
Gain (loss) on change in fair value of warrant liability	422,689	4,468	681,887	1,104,576	4,468
Loss before income tax	(572,426)	(595,449)	(18,923,362)	(19,495,788)	(595,449)
Income taxes (recovery) expense	-	-	-	-	-
Net loss	(572,426)	(595,449)	(18,923,362)	(19,495,788)	(595,449)

Comparative information for the Crypto Asset Operations segment is not presented for the prior period, as the Company had no crypto-related activities or reportable amounts prior to the current fiscal year.

Segment assets

	For the period ended
	February 28, 2026	August 31, 2025
	$	$
Mortgage operations	15,469,096	5,417,221
Crypto assets	37,896,230	-
Total assets	48,872,601	5,417,221

17. Loan from directors

Company entered into unsecured loan agreements with its directors and shareholders, for total proceeds of $657,690   loans bear interest at 12 percent per annum, are non-compounding, and are repayable after filling of S1 registration statement filling in December 2025. The loans are unsecured and may be repaid at any time without penalty.

As of February 28, 2026, loan is fully repaid.

18. Derivative Liability

During the six months ended February 28, 2026, the Company entered into over-the-counter (“OTC”) put option transactions with FalconX Charlie, Inc. (the “Counterparty”) in connection with its digital asset activities.

Under these arrangements, the Company sold put options referencing digital assets, which provide the counterparty with the right, but not the obligation, to require the Company to purchase the underlying asset at a specified strike price upon settlement.

As of February 28, 2026, the fair value of the derivative liability was $18,730, and the Company recognized a gain of $15,653 during the period, presented within change in fair value of derivative liability in the condensed interim consolidated statements of operations and comprehensive loss.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

19. Equity Line of Credit (ELOC) Arrangement

During the period, the Company entered into an equity line of credit (“ELOC”) arrangement with White Lion Capital, LLC (“White Lion”), which provides the Company with the ability to issue common shares to White Lion, at the Company’s discretion, up to an aggregate commitment amount of $250 million, subject to the terms and conditions of the agreement.

In connection with the execution of the ELOC arrangement, the Company incurred a commitment fee of $1,500,000 (the “Commitment Fee”). The Commitment Fee represents a non-recurring financing cost associated with securing access to the facility.

The Commitment Fee has been recognized as a financing expense within the condensed interim consolidated statements of operations and comprehensive loss for the period ended February 28, 2026.

Under the terms of the ELOC arrangement, the Company may, from time to time, issue purchase notices to White Lion requiring the purchase of common shares at a price based on a discount to the prevailing market price, as defined in the agreement. The timing and amount of any such issuances are at the Company’s discretion, subject to certain contractual limitations.

20. Risk management arising from financial instruments

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

In accordance with ASC 326 – Expected Credit Losses (“ECL”), the Company applies a lifetime expected credit loss model to trade receivables. Expected credit losses are estimated using a combination of historical loss rates, aging analysis, forward-looking information, and specific identification of high-risk accounts. Given the Company’s business model and the nature of subscription-based fees, historical credit losses have been limited.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

20. Risk management arising from financial instruments (continued from previous page)

February 28, 2026

	0-30 days	30-60 days	60-90 days	90 plus days	Total
	$	$	$	$	$
Receivables	31,349	20,675	21,474	157,024	230,523
Other receivables	1,087	-	-	-	1,087
Less: Expected credit loss	-	-	-	(18,050)	(18,050)
Total	32,436	20,675	21,474	138,974	213,560

August 31, 2025

	0-30 days	30-60 days	60-90 days	90 plus days	Total
	$	$	$	$	$
Receivables	31,400	7,270	35,503	64,163	138,336
Other receivables	2,411	-	-	-	2,411
Less: Expected credit loss	-	-	-	(48,524)	(48,524)
Total	33,811	7,270	35,503	15,639	92,223

The maximum exposure to credit risk as of February 28, 2026 is the carrying amount of cash and trade receivables on the consolidated balance sheet. Despite the increase in ECL during the year, management believes overall credit risk remains moderate and manageable, given the Company’s diversified customer base and the short-term nature of its receivables.

b)	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates. The Company does not have any variable interest-bearing debt.

c)	Liquidity risk

Liquidity risk is the risk that the Company may be unable to meet its financial obligations as they become due. The Company manages this risk by monitoring actual and forecasted cash flows on an ongoing basis and assessing available sources of financing, as further described in Note 1.

As at February 28, 2026, the Company’s contractual payment obligations are as follows:

Fiscal Year	2026	2027	2028	2029	2030
	$	$	$	$	$
Lease payments	89,261	178,521	189,779	197,820	82,425
Accounts payable	895,280	-	-	-	-
Derivative liability	18,730
Interest payable	134,837	-	-	-	-
Loan payable	18,972,000	-	-	-	-
Total	20,110,108	178,521	189,779	197,820	82,425

Management believes that these obligations can be met through existing working-capital resources, expected operating cash flows, and planned financing initiatives.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period ended February 28, 2026

(Expressed in US Dollars)

20. Risk management arising from financial instruments (Continued)

d)	Management of capital

The Company’s objective of managing capital, comprising of shareholders’ equity, is to ensure its continued ability to operate. The Company manages its capital structure and makes changes to it based on economic conditions.

Management and the Board of Directors review the Company’s capital management approach on an ongoing basis and believe this approach, given the relative size of the Company, is reasonable. The Company is not subject to externally imposed capital requirements. The Company’s capital management objectives, policies and processes have remained unchanged during the six months ended February 28, 2026.

e)	Foreign currency risk

The Company’s operations and revenues are primarily denominated in Canadian dollars (“CAD”), which is also the functional currency of all of its subsidiaries. Accordingly, day-to-day operating exposure to foreign currencies is limited. However, the Company does incur foreign currency risk from certain USD-denominated transactions, including balances held in USD bank accounts and select vendor payments made in USD. These items can give rise to realized and unrealized foreign exchange gains or losses, which are recorded in the condensed interim consolidated statements of operations and comprehensive loss.

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

Executive Summary

The Company is a technology-enabled mortgage platform operating in Canada, with an expanding focus on data-driven financial services and capital allocation strategies.

During the period, the Company began executing a strategic transition from a primarily transactional mortgage brokerage model toward an integrated platform consisting of:

●	A core mortgage origination and servicing platform
●	Data-driven and subscription-based revenue streams
●	A disciplined digital asset treasury strategy designed to enhance capital efficiency and generate yield

This transition reflects management’s focus on improving earnings quality, increasing recurring revenue, and driving operating leverage over time. While reported financial results for the period were significantly impacted by non-cash fair value adjustments related to crypto asset holdings, the Company’s underlying operating performance remained stable, supported by continued revenue generation, cost optimization initiatives, and early contributions from new strategic initiatives.

Management believes the Company has now completed the majority of its balance sheet repositioning and cost restructuring initiatives and is entering a phase of execution focused on operating leverage, earnings quality, and scalable growth.

Business Model Transformation

The Company is currently in a transition phase, moving from a period of capital formation and strategic investment toward one of execution, operating leverage, and performance delivery.

Historically, the Company operated primarily as a transactional mortgage brokerage platform, with revenue largely dependent on origination volumes. As part of its strategic evolution, the Company is building an integrated operating model across three core pillars:

1.	Core Mortgage Platform – focused on agent productivity, volume growth, and cost efficiency
2.	Data & Analytics – focused on monetizing mortgage data through structured, recurring revenue products
3.	Digital Asset Treasury – focused on capital efficiency, yield generation, and treasury optimization

Management believes this integrated model will support:

●	Higher-margin revenue mix
●	Increased recurring and subscription-based revenue
●	Improved operating leverage and earnings durability
●	Enhanced capital efficiency

Recent Developments

Business Trends

During the six months ended February 28, 2026, the Canadian mortgage market continued to adjust to changes in monetary policy following the Bank of Canada’s easing cycle that commenced in mid-2024. Through the current period, the Bank of Canada reduced its benchmark overnight interest rate. While these reductions contributed to improved borrowing conditions and greater rate stability, overall mortgage origination volumes remained below pre-2022 levels, reflecting ongoing affordability constraints, limited housing supply, and continued underwriting discipline among lenders.

Within this operating environment, mortgage renewal and refinance transactions represented a greater proportion of total industry activity, while purchase-related originations continued to recover at a more gradual pace. The Company’s operating performance remained stable during the period, supported by its diversified agent network and continued presence across key Canadian markets.

The Company continued to invest in and enhance its proprietary Pineapple Plus technology platform. During the period, the Company advanced workflow automation capabilities, expanded customer relationship management functionality, and further integrated insurance and ancillary financial product offerings. These initiatives contributed to operational efficiencies, improved agent productivity, and sustained client engagement despite ongoing market challenges. In addition, continued investment in digital marketing and lead-generation tools supported the stability of the Company’s fee-based revenue streams.

Subsequent to the quarter, early indicators suggest increased mortgage application volumes and lead-generation activity, primarily driven by renewal and refinance demand. Management believes that these trends, together with ongoing platform enhancements and disciplined capital allocation, may support a gradual recovery in mortgage activity as interest rate conditions stabilize. However, the extent and timing of such recovery remain subject to macroeconomic conditions, including interest rate dynamics and housing market activity.

In addition to its core mortgage brokerage operations, the Company has implemented a structured digital asset treasury strategy. During the six months ended February 28, 2026, the Company deployed $45.4 million into digital assets, primarily allocated to Injective (INJ).

This program is designed to enhance capital efficiency through staking yield generation, disciplined capital allocation, and long-term asset appreciation. The Company’s approach emphasizes governance, liquidity management, and risk controls, and is not intended to represent speculative trading activity.

Due to applicable accounting standards, these holdings are subject to fair value remeasurement, which may introduce significant non-cash volatility in reported earnings.

RESULTS OF OPERATIONS

Three Months Ended February 28, 2026 Compared to February 28, 2025

Net Loss

For the three months ended February 28, 2026, the Company reported a net loss of $19.5 million, compared to a net loss of $0.6 million for the same period in the prior year.

The increase in net loss was primarily driven by:

●	A $16.9 million non-cash, market-driven fair value remeasurement of digital asset holdings
●	$3.2 million of one-time, non-recurring financing-related costs associated with the Company’s PIPE transaction, including $1.3 million of warrant-related expenses and $1.5 million of ELOC-related charges
●	$0.36 million of incremental interest expense associated with new borrowings related to the Company’s digital asset treasury strategy

These factors were partially offset by growth in revenue and continued cost management. Reported GAAP results for the period were significantly impacted by non-cash fair value adjustments related to digital asset holdings. Management believes these adjustments introduce volatility that is not reflective of the Company’s core operating performance or underlying cash flow generation. Of note, the Company’s reported net loss was significantly impacted by non-cash, market-driven fair value remeasurement of digital asset holdings, which does not reflect underlying operating performance or cash flow generation. Excluding these non-cash adjustments and financing-related costs, the Company’s core operating results were materially improved relative to the prior year period, reflecting revenue growth and the impact of structural cost reduction initiatives implemented during the period.

Revenue

Revenue for the three months ended February 28, 2026 was $0.9 million, compared to $0.7 million in the comparable prior-year period, representing an increase of $0.2 million, or 25%.

The increase in revenue was driven by:

●	Improved mortgage origination volumes
●	Continued contribution from subscription, insurance, and underwriting revenue streams
●	Incremental contribution from digital asset activities, including staking income

Operating Expenses

Total operating expenses for the three months ended February 28, 2026 were $18.7 million, compared to $1.3 million in the same period of the prior year.

The increase was primarily attributable to:

●	$16.9 million non-cash, market-driven fair value remeasurement of digital asset holdings $2.8 million of one-time, non-recurring financing-related costs related to the Company’s recent PIPE transaction, including $1.3 million of warrant-related expenses and $1.5 million of ELOC-related charges
●	$0.3 million of interest expense associated with new borrowings related to the Company’s digital asset treasury strategy
●	One-time advertising and marketing expenses pertaining to the financing

Excluding digital asset remeasurement and financing-related costs, operating expenses decreased modestly, reflecting:

●	Relatively stable general and administrative expenses
●	Lower personnel-related costs compared to the prior year due to cost optimization measures
●	A reduction in in operating expenses driven by structural cost optimization initiatives, including workforce realignment, reduced reliance on third-party software and professional services, and the implementation of a leaner, technology-enabled operating model
●	These reductions reflect the Company’s broader operational restructuring initiative, which has materially reduced its fixed cost base and lowered its operating cash burn

Operating Expenses and Fair Value Adjustments

During the quarter, operating expenses included a $16.9 million non-cash, market-driven fair value remeasurement of the Company’s digital asset holdings

This loss was driven by market-driven valuation changes in Injective tokens and is not indicative of the Company’s core mortgage and platform operations.

Additionally, the Company recognized:

●	A gain on the change in fair value of warrant liabilities
●	Interest income and derivative gains

These items are presented below operating income and partially offset overall losses.

Operating Loss and Net Loss

As a result of the foregoing, the Company reported a loss from operations of $17.8 million, compared to $0.6 million in the comparable prior-year period.

Management believes that, excluding the impact of:

●	Non-cash, market-driven fair value remeasurement of digital asset holdings, and
●	Financing-related costs,

the Company’s underlying operating performance remained stable, supported by:

●	Continued revenue growth
●	Ongoing cost management initiatives
●	Strategic investment in platform and growth initiatives

In addition, during the period and subsequent to quarter end, the Company implemented a comprehensive operational restructuring initiative designed to materially reduce its fixed cost base and improve operating leverage.

To date, approximately $1.46 million of annualized cost savings have been implemented and are expected to be reflected in the Company’s run-rate by March 31, 2026, with additional savings currently being executed. In aggregate, these initiatives are expected to reduce annual operating expenses by more than $2.5 million.

The restructuring included a realignment toward a leaner, technology-enabled operating model, including a significant reduction in headcount, as well as reductions across professional services, software, marketing, and other operating expenses.

A key component of this transformation has been the integration of artificial intelligence across core business functions, enabling the Company to automate processes historically supported by manual workflows, including agent onboarding, data processing, and customer engagement.

As a result of these initiatives, the Company has structurally reduced its operating cost base while maintaining platform capabilities and scalability. Management believes these changes represent a permanent reset of the Company’s expense structure and position the business to achieve improved operating leverage and enhanced earnings durability as revenue scales.

The three-month period reflects the Company’s current operating profile following recent financing and restructuring initiatives, while the six-month period reflects both pre- and post-transition performance.

Six Months Ended February 28, 2026 Compared to February 28, 2025

The six-month results reflect the impact of both legacy cost structure and recent strategic initiatives, including capital deployment and operational restructuring.

Net Loss

For the six months ended February 28, 2026, the Company reported a net loss of $25.9 million, compared to a net loss of $1.3 million in the prior-year period.

The increase in net loss was primarily driven by:

●	A $23.0 million non-cash, market-driven fair value remeasurement of digital asset holdings
●	Increased financing costs associated with capital-raising activities
●	Higher interest expense due to new borrowings

Revenue

Revenue for the six months ended February 28, 2026 was $1.43 million, compared to $1.51 million in the comparable prior-year period, representing an decrease of $0.08 million, or 5.3%.

The increase was driven by:

●	Stabilization in mortgage market activity
●	Growth in ancillary revenue streams, including subscription, insurance, and underwriting services
●	Contribution from digital asset-related activities

Operating Expenses

Total operating expenses for the six months ended February 28, 2026 were $25.8 million, compared to $2.8 million in the same period of the prior year.

The increase was primarily attributable to:

●	$23.0 million non-cash, market-driven fair value remeasurement of digital asset holdings $1.5 million financing costs related to ELOC arrangements
●	Warrant-related financing costs
●	Increased interest expense

Excluding these items, operating expenses increased moderately due to:

●	Continued investment in marketing and growth initiatives
●	Ongoing technology platform development
●	General inflationary cost pressures

Operating Expenses and Fair Value Adjustments

During the six-month period, the Company recognized a $23.0 million non-cash, market-driven fair value remeasurement of digital asset holdings

This loss was driven by market volatility in the price of Injective tokens and does not represent cash outflows or core operating performance.

In addition, the Company recognized:

●	A $1.2 million gain on remeasurement of warrant liabilities
●	Interest income from financing arrangements

Operating Loss and Net Loss

As a result of the foregoing, the Company reported a loss from operations of $24.4 million, compared to $1.3 million in the prior-year period.

Management believes that, excluding the impact of:

●	Digital asset fair value adjustments, and
●	Financing-related costs,

the Company’s core operating performance remained stable, supported by:

●	Consistent revenue generation
●	Improved cost structure relative to historical levels
●	Ongoing operational efficiencies

Non-GAAP Financial Measures

The Company presents certain non-GAAP financial measures, including Adjusted Operating Income (Loss) and Adjusted EBITDA, as supplemental metrics to assist investors in evaluating the Company’s operating performance.

These measures exclude certain items, including:

●	Non-cash fair value adjustments related to digital assets;
●	Changes in the fair value of warrant and derivative liabilities;
●	Financing-related costs associated with capital raising activities;
●	Certain items that may not be comparable across reporting periods.

Management believes these measures provide additional insight into period-to-period operating performance by reducing the impacts of items that are subject to significant variability or are not directly reflective of the Company’s operating performance for the period.

However, these measures have limitations. In particular, fair value adjustments related to digital assets and financial instruments may be significant and recurring, and are an integral component of the Company’s results of operations.

These measures should not be considered in isolation or as a substitute for financial results prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

The Company presents GAAP results with equal or greater prominence than non-GAAP measures and provides a reconciliation to the most directly comparable GAAP measures.

These measures are intended to supplement, and not replace, the Company’s GAAP results

Six Months Ended February 28, 2026

Adjusted Operating Income (excluding fair value changes)

For the six months ended:	February 28, 2026
$
Net loss (GAAP)	(25,930,939)
Adjustments to reconcile GAAP net loss to adjusted Operating Income (loss)
Unrealized loss on digital assets	23,026,713
Share based compensation	142,000
Financing-related costs (ELOC, warrants)	2,862,658
Advertising and marketing expenses not considered indicative of period-over-period comparability	473,057
Interest expense	629,280
Gain on fair value of warrant liabilities	(1,199,502)
Adjusted operating income (loss) (Non-GAAP)	3,267

Management uses these measures internally; however, they are not intended to represent cash flow or liquidity measures.

In addition to Adjusted Operating Income (Loss), management also evaluates performance using Adjusted EBITDA, which further excludes non-cash items such as depreciation and amortization, as well as interest-related items and other non-cash, items not indicative of ongoing operating performance non-operating items, to provide a view of operating performance on a cash-flow oriented basis.

For the six months ended:	February 28, 2026
$
Adjusted operating income (loss) (Non-GAAP)	3,267
Adjustments:
Interest (income)	(214,334)
Gain (loss) on change in fair value of derivative liability	(15,653)
Foreign exchange (gain) loss	157,675
Depreciation	464,271
Adjusted EBITDA (Non-GAAP)	395,226

	Six months period ended February 28,
	2026	2025	2024
Mortgage volume	829,317,884	811,483,270	697,411,000
Gross billing	7,387,821	8,648,249	7,358,172
Commission expense	6,676,704	7,813,115	6,740,307
Net sales revenue	711,116	835,134	617,864
Underwriting revenue	50,756	57,707	73,781
Subscription revenue	418,463	368,119	378,632
Other income	248,932	251,276	282,581

	Three months ended February 28,
	2026	2025	2024
Mortgage volume	367,228,328	386,325,122	314,963,000
Gross billing	3,310,819	4,242,341	3,484,852
Commission expense	2,949,030	3,821,489	3,140,234
Net sales revenue	361,789	420,852	344,618
Underwriting revenue	23,611	30,364	31,675
Subscription revenue	210,715	185,939	195,387
Other income	111,227	106,154	213,189

Six Months Ended February 28, 2026

To provide additional insight into the Company’s underlying operating performance, management presents adjusted operating income (loss), a non-GAAP financial measure.

This measure excludes:

●	Non-cash, market-driven fair value remeasurement of digital asset holdings
●	Changes in fair value of warrant liabilities
●	Financing-related costs associated with capital raising activities

After adjusting for these items, the Company’s adjusted operating income was $0.003 million, reflecting a substantially lower loss compared to the reported GAAP net loss and a meaningful improvement versus the $1.01 million loss compared to the six months period ended February 28, 2025.

Management believes this measure more accurately was driven by the performance of the Company’s core operating business, which improved meaningfully during the period, supported by:

●	Consistent mortgage-related revenue generation
●	Improved cost structure following optimization initiatives across headcount, overhead, and other selling, general, and administrative expenses.
●	Early contributions from new revenue streams

This improvement was driven by the combined impact of revenue stability and the structural reduction in the Company’s operating cost base, positioning the business for improved operating leverage as revenue scales.

Management believes that this adjusted measure provides a more meaningful view of the Company’s core operating performance, as it removes the effects of:

●	Market-driven volatility in digital asset fair market value remeasurements
●	Financing activities and related accounting impacts, including one-time, non-recurring expenses for the period
●	Non-cash remeasurement adjustments

However, this non-GAAP measure should not be considered in isolation or as a substitute for financial results prepared in accordance with U.S. GAAP, and may not be comparable to similarly titled measures used by other companies.

Digital Asset Treasury Strategy

The Company has implemented a disciplined digital asset treasury program designed to enhance capital efficiency and generate yield on excess capital. The primary objectives of this strategy include:

●	Generating yield through staking activities
●	Maintaining liquidity while optimizing capital allocation
●	Supporting long-term balance sheet strength

Modified Net Asset Value (mNAV) Framework

To provide additional transparency into the relationship between the Company’s market valuation and its digital asset holdings, management utilizes a modified net asset value metric (“mNAV”), a non-GAAP financial measure.

mNAV is defined as 1) Enterprise Value divided by 2) Treasury Value, where:

●	Enterprise Value represents the Company’s market capitalization, adjusted for debt and cash balances; and
●	Treasury Value represents the fair market value of digital assets held, as well as capital deployed in digital asset-related strategies, including stablecoin collateral, restricted balances, and yield-generating positions.

Management believes mNAV is a useful metric for evaluating the extent to which the Company’s market valuation reflects its underlying digital asset holdings versus its operating business. However, mNAV should not be considered in isolation or as a substitute for financial results prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies.

February 28, 2026
Common stock issued and outstanding	26,088,651
Share price	$0.696
Market capitalization	18,157,701
Less: Cash	(17,736,423)
Plus: Loans payable	18,972,000
Plus: Interest payable	134,837
Plus: Warrant liability	743,188
Enterprise Value	20,271,303

Crypto assets	22,427,134
Plus: Loans receivable	5,000,000
Plus: Interest receivable	35,068
Plus: Restricted cash	158,659
Plus: Derivative liability	18,730
Treasury Value	27,639,591

mNAV	0.73 : 1.00

As of February 28, 2026, the Company’s Treasury Value consisted primarily of digital assets, including Injective (INJ), as well as capital deployed in treasury-related strategies.

The Company’s cash balance is currently managed at the corporate level and is not fully allocated between operating liquidity and treasury activities. Accordingly, cash has been excluded from Treasury Value for purposes of the mNAV calculation in this period. To the extent cash is deployed into digital asset strategies in future periods, it is expected to be included within Treasury Value.

In addition, certain amounts related to financing and collateral arrangements, including stablecoin balances and restricted cash, may be included within Treasury Value where such amounts represent capital actively deployed in support of the Company’s digital asset strategy.

The Company’s treasury strategy is governed by internal policies that prioritize liquidity and risk management, including:

●	Maintaining minimum operating cash reserves
●	Limiting the use of leverage
●	Avoiding rehypothecation of assets
●	Implementing governance through internal review processes

Staking rewards generated from digital asset holdings represent an incremental and recurring yield component of the Company’s capital allocation strategy.

Digital asset holdings are measured at fair value, with changes recognized in earnings. As a result, reported financial results may experience volatility that may introduce volatility that does not align with management’s assessment of period-to-period operating performance or cash generation.

The calculation of mNAV involves significant judgment, including the determination of which assets and liabilities are included in Treasury Value, and may differ from methodologies used by other companies. Accordingly, the measure may not be comparable and could produce materially different results if calculated under alternative assumptions.

Revenue and Operating Metrics

The Company’s primary sources of revenue include:

●	Commissions earned from mortgage originations
●	Underwriting income
●	Subscription fees charged to mortgage agents
●	Digital asset-related income, including staking rewards
●	Other ancillary income streams

Six Months Ended February 28, 2026

For the six-month period, the Company generated revenue from a diversified set of sources, supported by both its mortgage operations and digital asset strategy.

●	Mortgage volume increased to $829.3 million, compared to $811.5 million in the prior-year period, reflecting modest improvement in origination activity.
●	Gross billings were $7.4 million, compared to $8.6 million in the prior year, primarily reflecting competitive pricing dynamics and market conditions.
●	Commission expense totaled $6.7 million, consistent with the level of mortgage activity.
●	Net sales revenue was $0.7 million, compared to $0.8 million in the prior year.

Additional revenue streams included:

●	Underwriting revenue of $0.05 million
●	Subscription revenue of $0.4 million, reflecting continued agent platform engagement
●	Staking income of $0.2 million, representing income generated from the Company’s digital asset holdings
●	Other income of $0.2 million, consistent with prior periods

Overall, while mortgage-related revenues remained relatively stable, the Company’s diversification into digital asset activities contributed incremental income streams during the period.

Three Months Ended February 28, 2026

For the three-month period ended February 28, 2026:

●	Mortgage volume was $367.2 million, compared to $386.3 million in the prior-year period
●	Gross billings were $3.3 million, compared to $4.2 million in the prior year
●	Commission expense totaled $3.0 million
●	Net sales revenue was $0.36 million, compared to $0.42 million in the prior year

Other revenue components included:

●	Underwriting revenue of $0.02 million
●	Subscription revenue of $0.2 million
●	Staking income of $0.2 million, reflecting the Company’s digital asset strategy
●	Other income of $0.1 million

The decrease in mortgage-related revenue metrics during the quarter was driven by ongoing market softness and competitive pressures, partially offset by stable subscription revenue and contributions from digital asset activities.

Overall Performance Commentary

Management believes that the Company’s operating results for both the three- and six-month periods demonstrate:

●	Resilience in core mortgage operations, despite a challenging macroeconomic environment
●	Successful diversification into digital asset activities, including staking income generation
●	Continued focus on cost management and operational efficiency

While reported results were significantly impacted by non-cash, market-driven fair value remeasurement of digital asset holdings and financing-related costs, the Company’s underlying operating performance improved modestly during the period. These results reflect the impact of structural cost reductions implemented during the period, which have materially lowered the Company’s fixed cost base and improved its operating leverage profile.

The Company’s primary sources of revenue include commissions earned from lenders on mortgage originations, underwriting income, and membership fees charged to mortgage agents. In addition, the Company generates other income, including staking rewards earned on its digital asset holdings.

Path to Operating Leverage

As the Company advances its strategic initiatives, management is focused on driving operating leverage and improving earnings quality through:

●	Increasing revenue per mortgage transaction
●	Expanding higher-margin ancillary and subscription-based revenue streams
●	Driving efficiency across operations and reducing cost per funded loan

The Company expects that improvements in agent productivity, data monetization, and capital efficiency will contribute to a more scalable and profitable operating model over time.

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

This net revenue was driven by the Company’s role as an intermediary providing technology infrastructure, compliance oversight, and workflow support, rather than acting as the primary obligor in the mortgage funding transaction.

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

The Company continues to expand the functionality of its Pineapple Plus platform, including initiatives focused on data standardization, workflow digitization, and the development of a unified data architecture across mortgage transactions. These efforts are expected to form the foundation for future data-driven products, including analytics, benchmarking, and other value-added services that may be offered on a subscription or recurring revenue basis.

Management believes that, over time, these initiatives may enable the Company to monetize its platform beyond traditional transaction-based revenue, supporting higher-margin, recurring revenue streams and improved earnings quality. However, these capabilities remain under development, and there can be no assurance as to their timing, scope, or ultimate commercial impact.

These initiatives may also support the structured digitization and utilization of mortgage-related data assets, enabling new forms of data accessibility, reporting, and monetization over time.

Staking Income

The Company earns staking income from its digital asset holdings by participating in blockchain network validation activities. Staking rewards are received in the form of additional digital tokens and are not considered revenue from contracts with customers under ASC 606.

Staking income is recognized within other income when the Company obtains control of the reward tokens, which generally occurs when the rewards are received or become claimable by the Company. Such rewards are measured at fair value at the time of receipt using quoted market prices in active markets (Level 1 inputs) in accordance with ASC 820, Fair Value Measurement.

Subsequent to initial recognition, the related digital assets are included within digital assets and are remeasured at fair value at each reporting date, with changes in fair value recognized in earnings in accordance with the Company’s accounting policy for digital assets.

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

Comparison of the six months ended February 28, 2026 and 2025

Six months ended	February 28, 2026 ($)	February 28, 2025 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	1,429,267	1,512,236	(82,969)	(5.49)
Expenses
Selling, general and administrative	1,052,703	995,190	57,513	5.78
Advertising and Marketing	416,852	326,945	89,907	27.50
Salaries, wages and benefits	350,730	828,764	(478,034)	(57.68)
Interest expense and bank charges	629,280	273,812	355,468	129.82
Depreciation	464,271	429,645	34,626	8.06
Fair value loss on crypto assets	23,026,713	-	23,026,713	100.00
Share based compensation	142,000		142,000	100.00
Government incentive	(54,369)	(48,518)	(5,851)	12.06
Total expense	25,806,462	2,805,838	23,222,342	827.64
Loss from operations	(24,377,195)	(1,293,602)	(23,083,593)	1,784.44
Foreign exchange gain (loss)	(157,675)	4,021	(161,696)	(4021.29)
Interest income	214,334	-	214,334	100.00
Gain on change in fair value of derivative liability	15,653	-	15,653	100.00
Financing cost – ELOC	(1,500,000)	-	1,500,000	100.00
Financing cost - warrants	(1,325,558)	-	1,325,558	100.00
Gain (loss) on change in fair value of warrant liability	1,199,502	35,591	1,163,911	3,270.24
Net loss	(25,930,939)	(1,253,990)	(24,676,949)	1,967.87

Comparison of the three months ended February 28, 2026 and 2025

Three months ended	February 28, 2026 ($)	February 28, 2025 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	707,342	743,309	(35,967)	(0.05)
Expenses
Selling, general and administrative	659,855	572,853	87,002	15.19
Advertising and Marketing	293,749	57,101	236,648	414.44
Salaries, wages and benefits	188,529	391,418	(202,889)	(51.83)
Interest expense and bank charges	364,782	100,005	264,777	264.76
Depreciation	241,589	242,181	(592)	(0.24)
Fair value loss on crypto assets	16,882,557	-	16,882,557	100.00
Share based compensation	142,000	-	142,000	100.00
Staking income	(221,718)	-	(221,718)	100.00
Government incentive	(27,397)	(21,301)	(6,096)	28.62
Total expense	18,523,946	1,342,257	17,181,689	1,280.06
Loss from operations	(17,816,604)	(598,948)	(17,217,656)	2,874.65
Foreign exchange gain (loss)	(188,189)	(969)	(187,220)	19,320.95
Interest income	214,334	-	214,334	100.00
Gain on change in fair value of derivative liability	15,653	-	15,775	100.00
Financing cost – ELOC	(1,500,000)	-	(1,500,000)	100.00
Financing cost – warrants	(1,325,558)	-	(1,325,558)	100.00
Gain (loss) on change in fair value of warrant liability	1,104,576	4,468)	1,328,388	29,731.15
Net loss	(19,495,788)	(595,449)	(18,899,370)	3,168.81

RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

The breakdown of selling, general and administrative expenses for the six months period ended Feb 28, 2026 are as follows:

Six months ended	February 28, 2026 ($)	February 28, 2025 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Software subscription	99,840	449,845	(350,005)	(77.81)
Office and general	140,244	82,638	57,606	69.71
Professional fee	304,971	60,688	244,283	402.52
Dues and subscription	219,212	199,336	19,876	9.97
Rent	104,973	85,304	19,669	23.06
Consulting fee	30,204	29,604	600	2.03
Travel	24,541	23,247	1,294	5.57
Donations	-	784	(784)	(100.00)
Lease expense	-	1,430	(1,430)	(100.00)
Insurance	128,718	62,314	66,404	106.56
	1,052,703	995,190	(57,513)	5.78

Revenue

Revenue for the six months ended February 28, 2026 was $1.65 million, compared to $0.77 million in the comparable prior-year period, representing an increase of $0.88 million, or 114.9%.

The increase in revenue was primarily attributable to:

●	Increased mortgage origination activity, contributing to higher commission-based revenues; and
●	Growth in underwriting and subscription-based revenue streams, reflecting continued platform engagement and service adoption.

In addition, the Company recognized staking income of $221,718 during the period, generated from its digital asset holdings. In accordance with U.S. GAAP, staking income is presented within other income and not included in revenue.

Operating Expenses

Total operating expenses for the six months ended February 28, 2026 were $26.0 million, compared to $2.8 million in the prior-year period, representing a significant increase.

The increase in operating expenses was primarily driven by:

●	A $23.0 million non-cash, market-driven fair value remeasurement of digital asset holdings;
●	$1.5 million of financing costs related to ELOC arrangements;
●	$1.3 million of warrant-related financing costs; and
●	An increase of $0.6 million in interest expense associated with new borrowings.

Other notable changes in operating expenses include:

●	Advertising and marketing expenses increased by 27.5%, reflecting investments in growth and customer acquisition initiatives;
●	Salaries, wages and benefits decreased by 57.7%, primarily due to workforce optimization initiatives implemented in prior periods; and
●	Selling, general and administrative expenses increased modestly by 5.8%, reflecting higher professional fees and insurance costs, partially offset by reductions in software-related expenses.

Operating Loss and Net Loss

As a result of the foregoing, the Company reported:

●	Loss from operations of $24.4 million, compared to $1.3 million in the prior-year period; and
●	Net loss of $25.9 million, compared to $1.25 million in the prior-year period.

The increase in net loss was primarily attributable to:

●	non-cash, market-driven fair value remeasurement of digital asset holdings; and
●	Financing-related costs, including warrant and ELOC-related expenses;

These were partially offset by improved revenue performance and ongoing cost management initiatives.

Other Income and Expenses

Other income and expenses for the six-month period included:

●	Interest income of $214,334;
●	Gain on change in fair value of warrant liabilities of $1.2 million;
●	Foreign exchange loss of $157,675; and
●	Staking income of $221,718, recognized within other income.

These items reflect the Company’s financing activities and exposure to digital asset markets and are not directly related to its core mortgage brokerage operations.

Three Months Ended February 28, 2026 Compared to February 28, 2025

Revenue

Revenue for the three months ended February 28, 2026 was $0.93 million, compared to $0.74 million in the comparable prior-year period, representing an increase of $0.19 million, or 25.0%.

The increase in revenue was driven by:

●	Improved mortgage origination activity; and
●	Continued growth in subscription and underwriting-related revenue streams.

During the quarter, the Company also recognized staking income of $221,718, which is presented within other income.

Operating Expenses

Total operating expenses for the three months ended February 28, 2026 were $18.7 million, compared to $1.3 million in the prior-year period.

The increase was primarily attributable to:

●	A $16.9 million non-cash, market-driven fair value remeasurement of digital asset holdings;
●	$1.5 million ELOC-related financing costs;
●	$1.3 million warrant-related financing costs; and
●	An increase of $0.3 million in interest expense.

Additional changes include:

●	A significant increase in advertising and marketing expenses ( 414%), reflecting targeted investments in growth initiatives;
●	A decrease in salaries, wages and benefits ( 51.8%), reflecting prior cost optimization measures; and
●	An increase in selling, general and administrative expenses ( 15.2%), primarily driven by higher professional and administrative costs.

Operating Loss and Net Loss

As a result of the foregoing, the Company reported:

●	Loss from operations of $17.8 million, compared to $0.6 million in the prior-year period; and
●	Net loss of $19.5 million, compared to $0.6 million in the prior-year period.

The increase in net loss was primarily driven by:

●	Non-cash, market-driven fair value remeasurement of digital asset holdings; and
●	Financing-related costs;

These were partially offset by revenue growth and continued cost management.

Other Income and Expenses

Other income and expenses for the quarter included:

●	Interest income of $216,275;
●	Gain on change in fair value of warrant liabilities of $1.1 million;
●	Foreign exchange loss of $188,189; and
●	Staking income of $221,718, recognized within other income.

Selling, General and Administrative Expenses

The breakdown of selling, general and administrative expenses for the six months period ended Feb 28, 2026 are as follows:

Six months ended	February 28, 2026 ($)	February 28, 2025 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Software subscription	99,840	449,845	(350,005)	(77.81)
Office and general	140,244	82,638	57,606	(69.71)
Professional fee	304,971	60,688	244,283	402.52
Dues and subscription	219,212	199,336	19,876	9.97
Rent	104,973	85,304	19,669	23.06
Consulting fee	30,204	29,604	600	2.03
Travel	24,541	23,247	1,294	5.57
Donations	-	784	(784)	(100.00)
Lease expense	-	1,430	(1,430)	(100.00)
Insurance	128,718	62,314	66,404	106.56
	1,052,703	995,190	(57,513)	5.78

Selling, general and administrative (“SG&A”) expenses for the six months ended February 28, 2026 were $1.05 million, compared to $1.00 million for the same period in the prior year, representing an increase of $57,513, or 5.8%. The modest increase was driven by higher professional and insurance-related costs, partially offset by reductions in software subscription expenses and continued cost optimization initiatives.

Software Subscription

Software subscription expenses decreased significantly to $99,840, compared to $449,845 in the prior-year period, representing a decrease of $350,005, or 77.8%. The reduction primarily was driven by decreased reliance on third-party software platforms, including tools such as Salesforce, and increased utilization of internally developed systems within the Company’s proprietary platform.

Office and General

Office and general expenses increased to $140,244, compared to $82,638 in the prior-year period, representing an increase of $57,606. The increase was driven by higher administrative and operational costs associated with business expansion and enhanced internal processes.

Professional Fees

Professional fees increased significantly to $304,971, compared to $60,688 in the prior-year period, representing an increase of $244,283, or 402.5%. The increase was primarily attributable to higher legal, accounting, and advisory expenses incurred in connection with financing activities, regulatory compliance, and ongoing corporate initiatives.

Dues and Subscriptions

Dues and subscriptions increased to $219,212, compared to $199,336 in the prior-year period, representing an increase of $19,876, or 10.0%. The increase was driven by higher regulatory, listing, and data subscription costs.

Rent

Rent expense increased to $104,973, compared to $85,304 in the prior-year period, representing an increase of $19,669, or 23.1%, reflecting changes in office space utilization and lease arrangements.

Consulting Fees

Consulting fees remained relatively stable at $30,204, compared to $29,604 in the prior-year period, representing a modest increase of $600, or 2.0%, reflecting consistent use of external advisory support.

Travel

Travel expenses increased slightly to $24,541, compared to $23,247 in the prior-year period, representing an increase of $1,294, or 5.6%, reflecting increased business development and operational travel activities.

Donations and Lease Expense

No donation or lease expenses were recorded during the six months ended February 28, 2026, compared to $784 and $1,430, respectively, in the prior-year period. The decrease was driven by the absence of discretionary donations and the expiration of certain lease-related obligations.

Insurance

Insurance expense increased to $128,718, compared to $62,314 in the prior-year period, representing an increase of $66,404, or 106.6%. The increase was primarily driven by higher premiums associated with expanded coverage requirements and the Company’s evolving risk profile.

Overall Commentary

Overall, SG&A expenses increased modestly despite significant changes in cost composition. The Company achieved substantial cost savings in software-related expenses through reduced reliance on third-party platforms, which partially offset increases in professional fees, insurance costs, and general administrative expenses. Management continues to focus on cost discipline while supporting strategic initiatives and compliance requirements.

Liquidity and Capital Resources

Going Concern

The Company has incurred operating losses and has generated negative cash flows from operations. Under applicable accounting standards, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months from the issuance date of these financial statements.

However, management believes that this assessment does not fully reflect the Company’s current financial position, capital resources, and the impact of actions taken during and subsequent to the reporting period to improve liquidity, strengthen the balance sheet, and enhance financial flexibility.

As of February 28, 2026, the Company had $17.9 million in cash and restricted cash and a positive working capital position of $3.1 million. This represents a significant improvement compared to prior periods and was driven by the successful execution of financing initiatives and capital allocation strategies during the period.

In addition, subsequent to the reporting period, the Company has continued to advance its liquidity management initiatives, including further refinement of its cost structure, disciplined capital allocation, and ongoing evaluation of financing alternatives.

Based on current operating trends, management estimates that existing liquidity provides a meaningful operational runway. This estimate is supported by reduced operating cash burn, improved cost discipline, and the Company’s ability to actively manage discretionary expenditures and capital deployment. This reduction was driven by the Company’s transition to a leaner operating model and represents a structural improvement in cash flow efficiency.

Management believes that its current capital resources, combined with ongoing strategic initiatives—including the expansion of recurring revenue streams, continued cost optimization, and disciplined treasury management—provide a sufficient foundation to support operations and execute its business plan.

Management’s Plans

Management has developed plans intended to improve liquidity and address these uncertainties, including:

●	Accessing additional capital through its digital asset treasury strategy, including investments in Injective (INJ) and related financing arrangements
●	Pursuing additional financing and capital-raising activities, including equity and debt financing, as required to support ongoing operations and strategic initiatives
●	Continuing cost management initiatives, including reductions in payroll, operating expenses, and discretionary spending
●	Generating additional income streams, including staking rewards from digital assets, and monetization of mortgage data
●	Implementation of performance-based incentive compensation plans with variable payout structures tied to the achievement of specified thresholds across core operating metrics, including mortgage origination volume, agent network growth, and platform revenue
●	Enhancing agent productivity through continued development of the Pineapple Plus platform, including improvements to origination workflow tools, deal management systems, and the core brokerage infrastructure used by Pineapple agents to process and submit mortgage transactions
●	Strengthening agent recruiting and retention through enhanced onboarding processes, structured agent feedback programs, and automation of key engagement workflows to improve the agent experience and reduce attrition across the network.

Uncertainty and Risks

While management believes these plans are reasonable and achievable, there can be no assurance that the Company will be successful in implementing them. The Company’s ability to continue as a going concern is dependent upon:

●	Its ability to obtain additional financing on acceptable terms
●	The stabilization or improvement of operating cash flows
●	Market conditions affecting the value and performance of its digital asset holdings

If the Company is unable to secure adequate funding or achieve its operating objectives, it may be unable to meet its obligations as they become due.

Liquidity Requirements

The Company’s primary liquidity requirements include:

●	Working capital to support ongoing operations
●	Capital expenditures related to technology development
●	Continued investment in its proprietary Pineapple Plus platform
●	Personnel costs and compliance infrastructure

The Company currently funds these requirements through a combination of:

●	Cash on hand
●	Operating cash flows
●	External financing arrangements

Capital Allocation Framework

The Company follows a disciplined capital allocation framework designed to balance operational needs and strategic investments:

●	Maintain sufficient liquidity to support core operations
●	Invest in the core mortgage platform to drive growth and efficiency
●	Expand data and technology capabilities to support recurring revenue
●	Allocate excess capital to digital asset treasury activities to enhance yield

This framework is intended to support long-term value creation while maintaining financial flexibility and managing liquidity risk.

The following table summarizes our cash flows from operating, investing and financing activities:

Six months ended	February 28, 2026 ($)	February 28, 2026 ($)	Increase/ (Decrease) ($)
Cash (used) provided in operating activities	(3,762,796)	(836,228)	2,926,568
Cash (used) provided by financing activities	38,199,966	1,226,321	36,973,645
Cash (used) provided in investing activities	(19,293,545)	(539,410)	(18,754,135)
Cash at the end of the period	17,895,082	493,607	17,401,475

Net cash flow from (used in) operating activities

For the six months ended:	February 28, 2026	February 28, 2025
	$	$
Cash provided by (used for) the following activities
Operating activities
Net loss for the year	(25,930,939)	(1,253,990)
Adjustments for the following non-cash items:
Depreciation of property and equipment	21,555	42,553
Bad debt written off	18,050	-
Staking income	(221,718)	-
Amortization of intangible assets	386,009	270,073
Depreciation on right of use asset	60,326	117,019
Interest expense on lease liability	20,000	26,824
Derivative liability	18,730	-
Warrants expense	1,325,558	-
Share based compensation	142,000	-
Change in fair value of warrant liability	(1,199,502)	(35,591)
Fair value loss on digital assets	23,026,713	-
Foreign exchange gain (loss)	-	4,021
Net changes in non-cash working capital balances:
Trade and other receivables	(139,387)	(22,557)
Prepaid expenses and deposits	(136,819)	(41,552)
Accounts payable and accrued liabilities	(1,095,043)	103,551
Deferred government incentive	(48,769)	33,603
Deferred revenue	(9,560)	(80,182)
	(3,762,796)	(836,228)

Operating Activities

Net cash used in operating activities for the six months ended February 28, 2026 was $3.8 million, compared to $0.8 million in the prior-year period.

The increase in cash used in operating activities was primarily driven by:

●	A net loss of $25.9 million, largely attributable to non-cash, market-driven fair value remeasurement of digital asset holdings
●	Working capital outflows, including:

○	Decrease in accounts payable and accrued liabilities of $1.1 million
○	Increases in prepaid expenses and receivables

These were partially offset by significant non-cash adjustments, including:

●	$23.0 million unrealized loss on digital assets
●	$1.2 million warrant-related expense
●	$0.4 million amortization of intangible assets
●	$0.2 million staking income, which was recognized as non-cash income

Overall, operating cash flows reflect ongoing net losses and working capital requirements, partially offset by non-cash charges.

Investing Activities

Net cash used in investing activities for the six months ended February 28, 2026 was $19.3 million, compared to $0.5 million in the prior-year period.

The increase was primarily attributable to:

●	Acquisition of digital assets, including investments funded through financing arrangements
●	Continued investment in technology and platform development

The Company’s investing activities during the period were significantly influenced by its strategic allocation of capital toward digital assets.

Financing Activities

Net cash provided by financing activities for the six months ended February 28, 2026 was $38.2 million, compared to $1.2 million in the prior-year period.

This increase was primarily driven by:

●	Proceeds from equity financing, including PIPE transactions
●	Proceeds from loan arrangements, including ELOC facilities

These inflows were partially offset by:

●	Financing costs
●	Transaction-related expenditures

Liquidity Position

As of February 28, 2026, the Company had:

●	Cash and restricted cash of $17.9 million, compared to $0.5 million at February 28, 2025

The increase in cash balances was driven by the Company’s financing activities during the period, partially offset by investments in digital assets and operating cash outflows.

Overall Liquidity Assessment

The Company’s liquidity position improved significantly during the six-month period as a result of financing activities. However, the Company continues to generate negative cash flows from operations.

The Company’s ability to meet its obligations and sustain operations is dependent upon:

●	Continued access to capital markets
●	Management of operating cash flows
●	Performance of its digital asset investments and related income streams

Liquidity Runway Analysis

The Company’s liquidity position is supported by cash on hand and access to external financing. As of February 28, 2026, the Company had $17.9 million in cash and restricted cash.

For the six months ended February 28, 2026, net cash used in operating activities was $3.8 million, or an average monthly operating cash outflow of $0.6 million. Based on this historical run rate, existing cash resources would be sufficient to fund operations for 28 to 30 months, assuming no significant changes in operating conditions.

However, the Company’s future liquidity requirements are subject to a number of uncertainties, including:

●	Variability in operating cash flows and working capital requirements
●	Ongoing investments in digital assets and technology initiatives
●	Interest and principal obligations associated with financing arrangements
●	Market volatility affecting digital asset valuations and related income streams, including staking rewards

Management may adjust its capital allocation strategy, including the pace of digital asset investments and discretionary expenditures, in response to market conditions and liquidity needs.

The Company’s operating cash burn has been significantly reduced as a result of cost optimization initiatives, including workforce realignment and expense rationalization, which are expected to improve cash flow dynamics going forward.

The Company’s ability to maintain sufficient liquidity beyond the current runway is dependent on its ability to:

●	Generate positive operating cash flows
●	Access additional financing, if required
●	Manage costs and capital expenditures

There can be no assurance that additional financing will be available on acceptable terms, or at all.

The following table presents our liquidity (Non-GAAP):

Period Ended	February 28, 2025 ($)	August 31, 2025 ($)
Cash	17,895,082	2,117,371
Trade and other receivables	213,560	92,223
Loan	5,000,000	-
Prepaid expenses and deposit	246,820	110,001
	23,355,462	2,319,595

Current liabilities
Accounts payable and accrued liabilities	1,030,117	2,125,160
Loan payable	18,972,000	-
Deferred revenue	98,992	108,552
Derivative liability	18,730
Loan from directors	-	629,120
Current portion of lease liability	146,296	138,859
	20,266,135	3,001,691

Liquidity and Capital Resources

Current Assets

As of February 28, 2026, the Company’s total current assets were $23.4 million, compared to $2.3 million as of August 31, 2025, representing an increase of $21.0 million.

The increase was primarily driven by:

●	A significant increase in cash to $17.9 million from $2.1 million, reflecting proceeds from financing activities, including equity issuances and loan arrangements
●	The recognition of a $5.0 million loan receivable, representing amounts advanced under financing arrangements
●	Modest increases in trade and other receivables and prepaid expenses and deposits, reflecting normal business activity and timing of payments

Cash

Cash increased to $17.9 million as of February 28, 2026, compared to $2.1 million as of August 31, 2025.

The increase was primarily attributable to:

●	Proceeds from equity financing, including PIPE transactions
●	Loan proceeds received during the period

These inflows were partially offset by:

●	Investments in digital assets
●	Operating cash outflows

Trade and Other Receivables

Trade and other receivables increased to $213,560, compared to $92,223 at August 31, 2025. The increase was driven by the timing of billings and collections at period end.

Prepaid Expenses and Deposits

Prepaid expenses and deposits increased to $246,820, compared to $110,001 at August 31, 2025. The increase was driven by advance payments for software subscriptions, insurance premiums, and other service contracts.

Loan Receivable

The Company recorded a loan receivable of $5.0 million as of February 28, 2026, which was not present in the prior period. This represents financing arrangements entered into during the period.

Current Liabilities

As of February 28, 2026, total current liabilities were $20.3 million, compared to $3.0 million as of August 31, 2025, representing an increase of $17.3 million.

The increase was primarily driven by:

●	Recognition of a loan payable of $19.0 million, related to financing arrangements entered into during the period
●	The recognition of a derivative liability of $18,730

These increases were partially offset by:

●	A decrease in accounts payable and accrued liabilities to $1.0 million, reflecting timing of vendor payments
●	Elimination of the loan from directors, which was repaid or settled during the period

Other Current Liabilities

●	Deferred revenue decreased slightly to $98,992, reflecting the delivery of services during the period
●	The current portion of lease liabilities increased modestly to $146,296, reflecting scheduled lease payments

Working Capital and Liquidity Position

As of February 28, 2026, the Company reported working capital of $3.1 million, compared to a working capital deficit in the prior period.

The Company’s liquidity position improved significantly during the period as a result of financing activities, including equity issuances and loan proceeds. These inflows strengthened the Company’s cash position and supported its investment and operational activities.

Management continues to monitor working capital levels, cash flows, and financing requirements closely. The Company believes that its current cash resources, together with access to financing arrangements and expected operating cash flows, are sufficient to meet its short-term obligations and support its near-term operating and strategic initiatives.

Outlook

Management believes the Company is entering a transition from a period of capital formation and strategic investment toward one of execution, operating leverage, and earnings quality.

With the majority of recent financing and balance sheet initiatives completed, the Company’s focus is shifting toward delivering consistent operating performance, improving unit economics, and scaling higher-margin and recurring revenue streams.

Key strategic priorities include:

●	Expanding mortgage origination volume through targeted agent recruitment, improved activation, and increased productivity across the existing agent base
●	Increasing revenue per transaction through pricing discipline and the expansion of ancillary products and services
●	Scaling recurring revenue streams, including subscription-based platform offerings and the development of data-driven products and analytics capabilities
●	Enhancing capital efficiency through disciplined treasury management, including the continued deployment and optimization of the Company’s digital asset treasury strategy
●	Maintaining cost discipline and driving operating leverage, including ongoing optimization of the Company’s cost structure and workflow efficiency. Management believes that the integration of these initiatives will support a more scalable and higher-margin operating model over time, with improved earnings quality and reduced reliance on purely transactional revenue streams.

While near-term results may be impacted by macroeconomic conditions, including interest rate dynamics and housing market activity, as well as volatility in digital asset markets, management believes these factors do not alter the Company’s long-term strategic direction or underlying operating trajectory.

The Company remains focused on disciplined execution, capital allocation, and the delivery of measurable operating improvements as it progresses through 2026. Management believes that continued execution against these priorities will position the Company to deliver improved financial performance and long-term shareholder value.

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

Revenue Recognition

The Company has adopted ASC 606, Revenue from Contracts with Customers, which provides a single comprehensive model for revenue recognition. The core principle of the standard is that Revenue should be recognized when goods or services are transferred to customers at an amount that was driven by the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard introduced a new contract- based revenue recognition model with a measurement approach that is based on an allocation of the transaction price. It establishes a five-step model to account for revenue arising from contracts with customers. Under this standard, Revenue is recognized at an amount that was driven by the consideration to which an entity expects to be entitled in exchange for transferring goods or services to a customer. The standard requires entities to exercise Judgment, taking into consideration all of the relevant facts and circumstances when applying each step of the model to contracts with customers. Additionally, the standard specifies the accounting for incremental costs of obtaining a contract and the costs directly related to fulfilling a contract.

When the Company transfers goods or services to a customer, Revenue is recognized at an amount that was driven by the consideration expected to be received.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of February 28, 2026.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2026 due to the material weakness in internal control over financial reporting described below.

Management has identified a material weakness in the Company’s internal control over financial reporting related to insufficient segregation of duties within the finance function, primarily due to a limited number of personnel responsible for financial reporting and accounting functions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

Notwithstanding the material weakness described above, management believes that the condensed interim consolidated financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows in accordance with U.S. GAAP.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended February 28, 2026, the Company issued common shares and warrants in connection with a private placement transaction pursuant to a Securities Purchase Agreement dated September 1, 2025.

Upon satisfaction of the escrow release conditions and effectiveness of the registration statement, the subscription receipts were exchanged into equity securities on January 6, 2026.

The Company issued:

●	5,776,304 common shares for aggregate gross cash proceeds of $21,949,955;
●	18,866,396 common shares in exchange for digital assets with a fair value of $31,323,740 at the date of issuance; and
●	1,039,346 warrants exercisable at $3.80 per share with a contractual term of five years.

In addition, during the period:

●	5,010 warrants were exercised, resulting in the issuance of 5,010 common shares, including:

●	5,000 warrants exercised at an exercise price of $3.00; and
●	10 warrants exercised at an exercise price of $3.90.

The securities described above were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D, as transactions not involving a public offering. The investors were accredited investors, and no general solicitation was conducted.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not applicable.

Item 5 Other Information.

None.

Item 6. EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2026, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE FINANCIAL INC.

Date: April 13, 2026	By:	/s/ Shubha Dasgupta
Shubha Dasgupta
Chief Executive Officer

Date: April 13, 2026	By:	/s/ Sarfraz Habib
Sarfraz Habib
Chief Financial Officer

