Form 10-Q
period 2026-05-31
Pineapple Financial Inc.
filed 2026-07-20
CIK 1938109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

The number of shares of the registrant’s common stock issued and outstanding, as of July 20, 2026 was 25,271,197

PINEAPPLE FINANCIAL INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

Pineapple Financial Inc.

Condensed Interim Consolidated Balance Sheets - Unaudited

For the nine month period ended May 31, 2026

(Expressed in US Dollars)

As at:		May 31, 2026	August 31, 2025
		$	$
Assets
Current assets
Cash		5,089,707	2,117,371
Restricted cash	Note 13	5,424,320	-
Trade and other receivables		452,244	92,223
Loans receivable – related parties	Note 12	12,002,619	-
Prepaid expenses and deposits		524,555	110,001
		23,493,445	2,319,595

Investment		9,819	9,733
Digital assets	Note 5	49,400,549	-
Right-of-use asset – net	Note 10	444,758	530,163
Property and equipment – net		32,250	61,957
Intangible assets - net	Note 4	2,472,291	2,495,773
		75,853,112	5,417,221

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities		1,659,294	2,125,160
Loans payable – related parties	Note 12	21,442,877	-
Deferred revenue		78,370	108,552
Warrant liability	Note 7	150,198	632,753
Derivative liability	Note 19	65,241	-
Loans from directors		-	629,120
Current portion of lease liability	Note 10	146,338	138,859
		23,542,318	3,634,444

Deferred government incentive	Note 14	235,942	314,998
Lease liability	Note 10	455,547	561,100
		24,233,807	4,510,542

Shareholders’ Equity
Common shares (*), no par value; unlimited authorized; 25,534,070 issued and outstanding shares as of May 31, 2026 and 1,340,941 as at August 31, 2025.	Note 6	62,378,305	11,621,468
Common shares to be issued		88,136	88,136
Additional paid-in capital	Note 7	4,428,359	3,102,814
Accumulated other comprehensive loss		(532,087)	(509,300)
Accumulated deficit		(14,743,408)	(13,396,439)
		51,619,305	906,679
		75,853,112	5,417,221

Description of business (note 1)

Going concern (note 1)

Contingencies and commitments (note 15)

Approved on behalf of Board of Directors

“Shubha Dasgupta”	“Drew Green”

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the three month and nine month periods ended May 31, 2026

(Expressed in US Dollars)

		Three months ended		Nine months ended
		May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
For the period ended		(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		$	$	$	$
Revenue	Note 16	622,502	746,903	2,052,335	2,259,396

Expenses and other income
Selling, general and administrative	Note 17	552,659	527,835	1,747,235	1,522,778
Advertising and Marketing		292,314	292,489	708,691	617,987
Salaries, wages and benefits		391,309	394,648	740,798	1,223,722
Interest expense and bank charges		448,510	31,216	1,077,031	306,267
Depreciation and amortization		255,023	219,355	719,173	648,991
Fair value gain on Digital assets		(25,824,284)	-	(2,809,970)	-
Staking income		(399,134)	-	(620,849)	-
Government Incentive	Note 14	(27,423)	(22,109)	(81,792)	(70,657)
		(24,311,026)	1,443,434	1,480,317	4,249,088

Gain/(Loss) from operations		24,933,528	(696,531)	572,018	(1,989,692)
Foreign exchange (loss) gain		186,281	(6,018)	27,068	(1,905)
Interest income		155,480	-	369,539	-
Financing cost - warrants		-	(164,703)	(1,325,558)	(164,280)
Financing cost -Equity line of credit	Note 20	-	-	(1,500,000)	-
Gain (loss) on derivative liability	Note 19	26,812	-	42,556	-
Gain (loss) on change in fair value of warrant liability	Note 7	(52,018)	309,516	467,408	341,765
Gain/(Loss) before income taxes		25,250,083	(557,736)	(1,346,969)	(1,814,112)

Income taxes (recovery) expense		-	-	-	-

Net gain/(loss)		25,250,083	(557,736)	(1,346,969)	(1,814,112)
Foreign currency translation adjustment		(76,597)	(34,703)	22,787	52,853

Net gain/(loss) and comprehensive (loss)		25,173,486	(592,439)	(1,324,182)	(1,761,259)

Gain/(loss) per share - basic		0.99	(0.93)	(0.09)	(3.50)

Gain/(loss) per share - diluted	Note 8	0.99	(0.93)	(0.09)	(3.50)
Weighted average number of common shares outstanding - basic		25,534,070	635,712	14,513,147	503,374
Weighted average number of common shares outstanding - diluted	Note 8	25,580,507	635,712	14,513,147	503,374

On July 16, 2025, the Company effected a 20-for-1 reverse stock split of its issued and outstanding common shares. All share and per-share information presented in the consolidated financial statements, including weighted-average shares outstanding, EPS, and disclosures related to stock options, restricted stock units (“RSUs”), and warrants, have been retroactively adjusted to reflect the reverse stock split for all periods presented.

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Changes in Shareholders’ Equity - Unaudited

(Expressed in US Dollars)

			Additional Paid in	Accumulated
	Common	Common	Capital	other	Accumulated	Total
	Shares	shares to	(Note 6	comprehensive	(deficit)	shareholders’
	(Note 6)	be issued	and 7)	loss	earnings	equity
	$	$	$	$	$	$
Balance, August 31, 2024	8,559,856	-	2,955,944	(408,510)	(9,757,974)	1,349,316
Shares issued against S3	731,922	-	-	-	-	731,922
Shares against FPO	628,292	-	-	-	-	628,292
Foreign exchange translation	-	-	-	(52,853)	-	(52,853)
Net gain/(loss)	-	-	-	-	(1,814,112)	(1,814,112)
Balance, May 31, 2025	9,920,070	-	2,955,944	(461,363)	(11,572,086)	842,565

Balance, August 31, 2025	11,621,468	88,136	3,102,814	(509,300)	(13,396,439)	906,679

Shares issued through private investment in public equity (“PIPE”)- cash	21,949,955	-	-	-	-	21,949,955
Shares issued through PIPE in-kind	31,323,740	-	-	-	-	31,323,740
Shares issued against compensation	142,000	-	-	-	-	142,000
Share issue cost	(2,033,995)	-	-	-	-	(2,033,995)
Shares issued against warrants exercise	35,422	-	-	-	-	35,422
Equity – classified warrants issued for advisory services	-	-	1,325,558	-	-	1,325,558
Equity – classified warrants exercised-Cash received	38	-	-	-	-	38
Equity – classified warrants exercised- Transferred from APIC	13	-	(13)	-	-	-
Shares repurchased	(660,336)	-	-	-	-	(660,336)
Foreign exchange translation	-	-	-	(22,787)	-	(22,787)
Net loss	-	-	-	-	(1,346,969)	(1,346,969)
Balance, May 31, 2026	62,378,305	88,136	4,428,359	(532,087)	(14,743,408)	51,619,305

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Condensed Interim Consolidated Statements of Cash Flow – Unaudited

For the nine month period ended May 31, 2026

(Expressed in US Dollars)

For the nine months ended:		May 31, 2026	May 31, 2025
		$	$
Cash provided by (used for) the following activities
Operating activities
Net loss for the period		(1,346,969)	(1,814,112)
Adjustments for the following non-cash items:
Depreciation of property and equipment		32,363	64,201
Bad debt written off		18,050	-
Staking income		(620,849)	-
Amortization of intangible assets	Note 4	600,419	430,391
Depreciation on right of use asset	Note 10	124,363	154,399
Interest expense on lease liability	Note 10	29,257	39,601
Derivative liability		65,241	-
Financing cost - warrants		1,325,558	-
Share-based compensation		142,000	-
Change in fair value of warrant liability	Note 7	(467,408)	341,765
Fair value (gain)/loss on digital assets	Note 5	(2,809,970)	-
Foreign exchange gain (loss)		-	(1,905)
Net changes in non-cash working capital balances:
Trade and other receivables		(378,071)	(25,238)
Prepaid expenses and deposits		(414,554)	76,090
Accounts payable and accrued liabilities		(811,600)	337,367
Deferred government incentive		(79,056)	(81,164)
Deferred revenue		(30,182)	39,407
		(4,621,408)	(439,198)
Financing activities
Share capital issuance	Note 6	19,915,960	1,360,214
Share repurchase		(660,336)	-
Proceeds from director’s loan		-	633,259
Proceeds from warrant exercise		15,038	-
Repayment of director loans		(613,700)	-
Proceeds from loans payable	Note 12	21,442,877	-
Repayment of lease obligations	Note 9	(134,085)	(157,146)
		39,965,754	1,836,327

Investing activities
Additions to intangible assets	Note 4	(554,464)	(811,443)
Loan receivable	Note 12	(12,002,619)	-
Additions to property and equipment		(1,944)	-
Purchase of digital assets	Note 5	(14,645,990)	-
Purchase of digital assets acquired through account payable		345,734	-
		(26,859,283)	(811,443)

Net change in cash		8,485,063	585,686
Effect of changes in foreign exchange rates		(88,407)	(31,459)
Cash, beginning of period		2,117,371	580,356
Cash and restricted cash, end of period		10,514,027	1,134,583

Supplemental cash-flow information

For the nine months ended:	May 31, 2026	May 31, 2025
	$	$
Cash paid for interest	50,844	306,267
Cash received for interest	61,847	-
Cash paid for income tax	-	-

Noncash transaction	Amount
Common shares issued in exchange for digital assets under the PIPE	$31,323,740
Equity-classified Meteora warrants issued for advisory services	$1,382,558
Common shares issued in exchange for legal services	$142,000
Loan receivable and corresponding related-party loan payable recognized under the Injective Foundation collateral arrangement	$2,002,619
Unsettled spot purchases recognized through accounts payable	$345,734
Warrant liability transferred to equity upon exercise	$20,388

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For period the ended May 31, 2026

(Expressed in US Dollars)

1. Description of business

Pineapple Financial Inc., (“the Company”) was incorporated in 2006, under the Ontario Business Corporations Act. Later the company was registered under Canadian Business Corp. The Company’s head office is located at 200-111 Gordon Baker Road, Toronto, Ontario, M2H 3R1 Canada and its securities are publicly listed on the New York Stock Exchange American (NYSE American) under ticker “PAPL”.

The Company operates through two reportable operating segments: Mortgage Operations and Digital Asset Operations.

The Mortgage Operations segment provides mortgage brokerage and related technology-enabled services in Canada, including mortgage origination support, subscription-based software and related ancillary services.

During fiscal 2026, the Company expanded its business to include a Digital Asset Treasury strategy, which is reported as the Digital Asset Operations segment. The Digital Asset Operations segment includes the acquisition, custody, financing, staking and management of digital assets, primarily Injective (“INJ”) tokens. The Company recognizes staking income from eligible digital asset holdings and measures qualifying digital assets at fair value in accordance with U.S. GAAP.

The Company’s consolidated financial statements include the accounts of Pineapple Financial Inc. and its wholly owned subsidiaries, including Pineapple Insurance Inc. and Pineapple National Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

Going Concern

The accompanying condensed interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

As of May 31, 2026, the Company had an accumulated deficit of $14.7 million and incurred a net loss of $1.3 million during the nine months then ended. The Company also used $4.6 million of cash in operating activities during the nine-month period ended May 31, 2026. Although a significant portion of the operating cash outflows related to non-recurring financing activities associated with the Company’s private placement and Digital Asset Treasury strategy, these conditions indicate that the Company has not yet consistently generated sufficient cash flows from operations to fund its activities.

These conditions, including the Company’s accumulated deficit, history of operating losses, and negative operating cash flows, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

1. Description of business (continued from previous page)

Management has implemented and continues to pursue the following initiatives to improve liquidity and support ongoing operations:

Management has implemented and continues to pursue plans intended to improve liquidity and support ongoing operations, including:

●	Generating cash flows from operations, including continued mortgage operations and income generated from delegated staking activities associated with the Company’s digital asset holdings;
●	Maintaining cost discipline through ongoing management of payroll, discretionary expenditures and working capital;
●	Managing liquidity and capital resources, including monitoring collateral requirements and optimizing the deployment of available cash and digital assets; and
●	Obtaining additional financing, if necessary, through equity issuances, debt financing or other capital-raising transactions.

Management believes that these plans, together with the Company’s existing cash and restricted cash balances of approximately $10.5 million and access to financing arrangements, provide sufficient liquidity to fund operations and meet obligations as they become due for at least the next twelve months and a reasonable basis for continuing operations. However, there can be no assurance that these plans will be successfully executed. Accordingly, substantial doubt about the Company’s ability to continue as a going concern remains.

Impact of Macroeconomic Conditions, Interest Rates and Digital Asset Market Conditions

The Company’s operations are affected by general economic conditions, including changes in interest rates and conditions affecting the Canadian mortgage market. In addition, the Company holds digital assets, primarily Injective (“INJ”) tokens, the value of which is subject to market volatility. Changes in digital asset prices may result in significant fluctuations in the Company’s results of operations due to the fair value measurement of its crypto assets under U.S. GAAP.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

1. Description of business (continued from previous page)

2. Material accounting policies

Statement of compliance

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and, for SEC registrants, with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The condensed interim consolidated financial statements were authorized for issue by the Board of Directors on July 20, 2026.

Basis of preparation and presentation currency

The condensed interim consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business on the historical cost basis except for certain financial instruments that are measured at fair value.

All financial information is presented in US Dollars (“USD”). The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual year-end consolidated financial statements for the year ended August 31, 2025. It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim period has been made, and all adjustments are of a recurring nature or a description of the nature of and any amount of any adjustments other than normal recurring nature has been stated. Sufficient disclosures have been made so as to not make the interim financial information misleading. There are no prior-period adjustments in these condensed interim consolidated financial statements.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

2. Significant accounting policies (continued from previous page)

Adjustment for reverse stock split

On July 16, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding common shares. The reverse split did not affect the total shareholders’ equity of the Company or the par value of the common shares. All share, option, warrant and RSUs amounts, as well as all per-share information presented in these unaudited condensed interim consolidated financial statements, have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Earnings/(Loss) per share (EPS)

Basic earnings or loss per share is calculated by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted earnings or loss per share is calculated by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period, adjusted for the effect of potentially dilutive securities, including stock options, restricted share units and warrants, only when their inclusion would reduce earnings per share or increase loss per share.

For the three months ended May 31, 2026, the Company reported net income. Accordingly, potentially dilutive securities were evaluated for inclusion in diluted earnings per share. Certain restricted share units were included in the diluted weighted-average number of common shares to the extent dilutive. Stock options and warrants were excluded because their effect would have been anti-dilutive or because applicable exercisability conditions had not been satisfied.

For the nine months ended May 31, 2026, the Company reported a net loss. Accordingly, all potentially dilutive securities, including stock options, restricted share units and warrants, were excluded from diluted loss per share because their inclusion would have been anti-dilutive. As a result, diluted loss per share was the same as basic loss per share for the nine-month period.

For the three and nine months ended May 31, 2025, the Company reported net losses. Accordingly, all potentially dilutive securities were excluded from diluted loss per share because their effect would have been anti-dilutive.

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

During the nine months ended May 31, 2026, the Company revised its internal reporting structure to reflect the expansion of its business activities. As a result, the Company now operates through two reportable segments:

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

Basis of Consolidation and Foreign Currency Translation

The accompanying unaudited condensed interim consolidated financial statements include the accounts of Pineapple Financial Inc. and its wholly owned subsidiaries, Pineapple Insurance Inc. and Pineapple National Inc. All intercompany transactions and balances have been eliminated upon consolidation. The accounting policies of the subsidiaries are consistent with those of the Company.

The accompanying unaudited condensed interim consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency. The functional currency of the Company’s Canadian mortgage brokerage and insurance operations is the Canadian dollar, as these operations primarily generate revenues and incur expenses in Canadian dollars. The functional currency of the Company’s digital asset treasury activities, including activities related to Injective tokens, is the U.S. dollar, as these activities are primarily managed, financed and measured in U.S. dollars.

Assets and liabilities of entities or operations with a Canadian dollar functional currency are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates for the applicable period. Equity transactions are translated at historical exchange rates. Resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within shareholders’ equity.

Transactions denominated in currencies other than the applicable functional currency are remeasured into the functional currency at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in currencies other than the applicable functional currency are remeasured at the exchange rate in effect at the balance sheet date, and the resulting foreign currency gains and losses are recognized in the consolidated statements of operations and comprehensive loss.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

2. Significant accounting policies (continued from previous page)

Digital assets

The Company holds digital assets within the scope of ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets. These assets consist primarily of Injective (“INJ”) tokens and U.S. dollar-denominated stablecoins.

Digital assets are recognized when the Company obtains control of the assets, defined as the ability to direct the use of, and obtain substantially all of the remaining benefits from, the assets, generally upon settlement and transfer to a wallet or account under the Company’s control.

Digital assets are subsequently measured at fair value at each reporting date in accordance with ASC 350-60, with changes in fair value recognized within consolidated statements of operations in the period in which they occur. U.S. dollar-denominated stablecoins are accounted for as digital assets under ASC 350-60 and are measured at fair value in the same manner as the Company’s other digital assets. Because these assets are designed to maintain a stable value relative to the U.S. dollar, changes in fair value are generally not expected to be material. Stablecoins, which include USDC, are redeemable on a one-to-one basis for cash and cash equivalents and are classified as cash and cash equivalents. USDC is readily convertible to known amounts of cash, allowing for near-instant, one-to-one redemption of USDC for U.S. dollars. Furthermore, the underlying reserves backing USDC, comprising cash in segregated accounts titled for benefit of USDC holders and a government money market fund that holds cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements, exhibit the risk and liquidity characteristics of cash equivalents as defined in ASC 230, Statement of Cash Flows. Digital assets are initially recognized at cost, including directly attributable transaction costs, or at fair value on the date of receipt for digital assets acquired through non-cash transactions, including staking rewards or exchanges for equity. The cost of digital assets disposed of is determined using the weighted-average cost method.

Fair value is determined in accordance with ASC 820, Fair Value Measurement, using quoted prices in active markets for identical assets (Level 1 inputs). The Company has determined that Coinbase Global, Inc.’s Coinbase exchange (“Coinbase”) represents its principal market for Injective (“INJ”) tokens, as it is the market with the greatest volume and level of activity that is accessible to the Company. Accordingly, fair value is based on the quoted closing price in the Company’s principal market at the measurement date. For purposes of determining and documenting the applicable closing price, the Company utilizes pricing information published by Coinbase, which sources and reports exchange-specific market data, including the official Coinbase closing price, and provides a consistent, transparent, and independently verifiable historical pricing record. Management believes the use of Coinbase as the pricing source faithfully reflects the quoted price in the Company’s principal market while providing consistency in the application of its fair value measurement policy across reporting periods.

Digital assets are presented in the consolidated balance sheets based on their nature and the Company’s intended use, consistent with applicable accounting guidance. The classification of digital assets as current or non-current involves management judgment based on expected holding periods and liquidity considerations.

Staking Income

The Company participates in proof-of-stake validation activities through delegated staking arrangements related to its digital assets, whereby it earns rewards in the form of additional digital tokens for supporting blockchain network operations.

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

Staking income is recognized within other income as a component of digital asset-related income, which is distinct from the Company’s core operating revenue streams. After initial recognition, reward tokens that meet the scope criteria of ASC 350-60 are included within digital assets and are subsequently measured at fair value at each reporting date, with changes in fair value recognized in net income in accordance with the Company’s accounting policy for digital assets.

Derivative Liability

The Company enters into derivative transactions related to digital assets, principally consisting of costless collars executed through contemporaneous purchased put and written call option positions, together with a limited number of standalone written put options. The Company evaluates each option contract under ASC 815, Derivatives and Hedging. Each purchased put, written call and standalone written put meets the definition of a derivative instrument and is separately recognized and measured at fair value.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

2. Significant accounting policies (continued from previous page)

Derivative instruments are recognized as assets or liabilities in the consolidated balance sheets and are measured at fair value at inception and at each reporting date. Premiums received upon entering into written put option contracts are included in the initial fair value measurement of the derivative liability. Collateral posted in connection with derivative arrangements is accounted for separately from the related derivative instruments and is presented within restricted cash in the condensed consolidated balance sheets (see Note 13). Such collateral is not included in the measurement of the derivative asset or liability.

For balance-sheet presentation, the Company has elected to offset qualifying derivative asset and liability fair values executed with the same counterparty under an enforceable master netting arrangement in accordance with ASC 815-10-45-5.

Changes in the fair value of derivative instruments are recognized in net income in the period in which they occur. The Company does not designate its derivative instruments as hedging instruments for accounting purposes.

The fair values of the Company’s derivative instruments are determined in accordance with ASC 820, Fair Value Measurement. The Company considers counterparty-provided quarter-end valuations developed using established option-pricing methodologies consistent with the Black-Scholes-Merton framework. The valuation methodology incorporates market-based and market-corroborated inputs, including the spot price of the underlying digital asset, contractual strike price, remaining term to expiration, expected or implied volatility, risk-free interest rate and applicable settlement terms. Management independently evaluates the valuation methodology and significant inputs and performs a separate reasonableness assessment of the reported fair values. As of May 31, 2026, management’s independent assessment produced values that were not materially different from the counterparty-provided valuations. The Company’s derivative instruments are classified within Level 2 of the fair value hierarchy because the valuation incorporates inputs that are not directly observable, including implied volatility used in the option-pricing models. The Company does not designate these derivative instruments as hedging instruments for accounting purposes.

Loans Payable and Loans Receivable

The Company accounts for borrowings under its secured financing arrangements as debt obligations in accordance with ASC 470, Debt. Borrowings are initially recognized at the amount of proceeds received, net of any applicable debt issuance costs or discounts, and are subsequently measured at amortized cost. Interest expense is recognized over the contractual term of the borrowing using the effective interest method in accordance with ASC 835, Interest.

The Company also recognizes loans receivable arising from financing, collateral, treasury management or other contractual arrangements when it has a contractual right to receive cash or other financial assets from a counterparty. Loans receivable are accounted for as a financial asset and are measured at amortized cost, net of any allowance for expected credit losses, if applicable. Interest income is recognized over the contractual term of the arrangement using the effective interest method and is included in interest income in the consolidated statements of operations and comprehensive loss.

Loans payable and loans receivable are presented on a gross basis in the consolidated balance sheets. The Company does not offset loans payable against loans receivable because the arrangements represent separate contractual rights and obligations and the criteria for offsetting under ASC 210-20, Balance Sheet -Offsetting, have not been met.

Collateral pledged or received in connection with these arrangements is accounted for separately from the related loan payable or loan receivable, unless the applicable arrangement meets the criteria for sale, derecognition, or offsetting under U.S. GAAP.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

2. Significant accounting policies (continued from previous page)

Recently Issued and Adopted Accounting Standards

As an “emerging growth company,” as defined under the Jumpstart Our Business Startups Act of 2012, the Company is permitted to delay adoption of new or revised accounting pronouncements applicable to public business entities until such pronouncements are applicable to private companies. The Company has elected to use the extended transition period provided under the JOBS Act. Accordingly, unless otherwise indicated, the adoption dates discussed below reflect this election.

Accounting Pronouncements Not Yet Adopted

ASU 2024-03 - Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as clarified by ASU 2025-01

In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disclose additional information about certain expenses included in relevant expense captions presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date for interim reporting periods for entities with non-calendar year-ends.

The amendments in ASU 2024-03 apply to public business entities and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statement disclosures. The Company expects the adoption to affect disclosures only and does not expect a material impact on its consolidated financial position, results of operations or cash flows.

ASU 2024-04 – Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued ASU 2024-04, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. The amendments are intended to improve consistency in the accounting for induced conversions of convertible debt instruments.

The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, including interim reporting periods within those annual periods. Early adoption is permitted for entities that have adopted ASU 2020-06. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

2. Significant accounting policies (continued from previous page)

ASU 2025-03 - Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity

In May 2025, the FASB issued ASU 2025-03, which revises the guidance for determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity that meets the definition of a business.

The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, based on its preliminary assessment, the Company does not expect the adoption to have a material impact unless the Company enters into a transaction within the scope of the guidance.

ASU 2025-04 – Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer

In May 2025, the FASB issued ASU 2025-04, which clarifies the accounting for share-based consideration payable to a customer, including the interaction between ASC 718 and ASC 606.

The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, based on its preliminary assessment, the Company does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures.

ASU 2026-01 - Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock

In April 2026, the FASB issued ASU 2026-01, which provides guidance on the initial measurement of paid-in-kind dividends on equity-classified preferred stock. The amendments require paid-in-kind dividends on equity-classified preferred stock to be initially measured on the basis of the paid-in-kind dividend rate stated in the preferred stock agreement.

The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, based on its preliminary assessment, the Company does not expect the adoption to have a material impact unless the Company issues equity-classified preferred stock with paid-in-kind dividend features.

ASU 2026-02 - Environmental Credits and Environmental Credit Obligations (Topic 818)

In May 2026, the FASB issued ASU 2026-02, which establishes accounting and disclosure requirements for environmental credits and environmental credit obligations. The guidance addresses the recognition, measurement, presentation and disclosure of environmental credits and related regulatory compliance obligations that may be settled with environmental credits.

For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2028, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; however, based on its preliminary assessment, the Company does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures.

The Company does not believe that any other recently issued accounting standards, if currently adopted, would have a material impact on the Company’s consolidated financial statements or related disclosures.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

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

Digital assets - Fair Value Measurement and Classification

The Company’s digital assets are measured at fair value at each reporting date in accordance with ASC 350-60, Intangibles - Goodwill and Other-digital assets, and ASC 820, Fair Value Measurement. Fair value is determined based on quoted prices in active markets for identical assets, when available. Such measurements are classified within Level 1 of the fair value hierarchy.

The determination of fair value requires management to identify the principal market, or in the absence of a principal market, the most advantageous market, for each crypto asset at the measurement date. This determination involves judgment, including consideration of the markets accessible to the Company, market activity, trading volume, liquidity and the reliability of available pricing information. Although the Company uses observable market prices when available, crypto asset prices may vary across exchanges or pricing sources, and differences in market liquidity, transaction timing and market access could affect the fair value measurement.

The classification of digital assets as current or non-current requires management judgment based on the Company’s intended use of the assets, expected holding period, liquidity needs and the extent to which the assets are available for use in current operations or settlement of current obligations.

Management also applies judgment in determining when the Company obtains control of digital assets, including staking rewards. Control is generally obtained when the Company has the ability to direct the use of, and obtain substantially all of the remaining economic benefits from, the asset. The timing of control may depend on the terms of the applicable custody, wallet, exchange, staking or protocol arrangement, including whether reward tokens have been received, are claimable, or remain subject to substantive restrictions.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

3. Significant accounting judgments, estimates and assumptions (continued from previous page)

Expected credit losses (ECL)

The Company applies the expected credit loss model to financial assets measured at amortized cost, including accounts receivable and loans receivable, in accordance with ASC 326. Determining the allowance for expected credit losses requires management judgment in assessing historical collection trends, counterparty creditworthiness, current economic conditions and forward-looking information. Because these factors may change over time, the allowance involves a degree of estimation uncertainty, and actual credit losses may differ from management’s estimates.

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

For the period ended May 31, 2026

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

4. Intangible assets

During the nine months period ended May 31, 2026, the Company capitalized development costs related to internally generated software classified as intangible assets. Amortization is recognized on a straight-line basis over the estimated useful life of the underlying assets.

Intangible assets
Cost
Balance, August 31, 2024	$3,168,130
Additions	944,187
Translation adjustment	(95,104)
Balance, August 31, 2025	$4,017,213
Additions	554,464
Translation adjustment	33,090
Balance, May 31, 2026	$4,604,767

Accumulated amortization
Balance, August 31, 2024	$956,355
Amortization	592,942
Translation adjustment	(27,857)
Balance, August 31, 2025	$1,521,440
Amortization	600,419
Translation adjustment	10,617
Balance, May 31, 2026	$2,132,476

Net carrying value
May 31, 2026	$2,472,291
August 31, 2025	$2,495,773

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

5. Digital assets at fair value

The following table presents the changes in the Company’s digital assets measured at fair value for the period:

	#	$
Balance, August 31, 2025	-	-
Digital assets purchased with financing proceeds	1,804,600	14,645,990
Digital assets acquired through staking income	162,875	620,849
Digital assets received in exchange for equity issuance	5,593,525	31,323,740
Digital assets before fair value remeasurement	7,561,000	46,590,579
Net change in fair value recognized in earnings	-	2,809,970
Balance, May 31, 2026	7,561,000	$49,400,549

As of May 31, 2026, the Company’s only significant digital asset holding consisted of Injective (“INJ”) tokens. The Company held 7,561,000 INJ with an aggregate cost basis of $46,590,579 and an aggregate fair value of $49,400,549. The Company did not hold any other individually significant digital assets as of May 31, 2026.

Digital assets purchased with financing proceeds represent INJ tokens acquired using proceeds from the Company’s financing arrangements. Digital assets received in exchange for equity issuance represent digital assets received as consideration for the issuance of the Company’s equity securities.

Digital assets acquired through staking income represent reward tokens for which the Company obtained control during the period. Staking rewards are measured at fair value at the time control is obtained and are recognized in other income. After initial recognition, such reward tokens are included in digital assets and are subsequently remeasured at fair value at each reporting date.

For the nine months ended May 31, 2026, the Company recognized a net unrealized gain of $2,809,970 related to changes in the fair value of its digital assets. The fair value change is non-cash in nature and reflects changes in quoted market prices for the Company’s digital assets during the period. The net change in fair value is recognized in earnings in the consolidated statements of operations and comprehensive loss in accordance with ASC 350-60.

Digital assets Held in Connection with Financing Arrangements

Certain of the Company’s Injective (“INJ”) holdings are maintained in institutional custody accounts in connection with the Company’s secured financing arrangements. Under these arrangements, transfers, releases, or substitutions of such digital assets are subject to the applicable custody procedures and collateral maintenance requirements specified in the financing agreements. The Company retains ownership of the digital assets and may obtain the release or substitution of collateral, provided the applicable collateral requirements and other terms of the financing arrangements continue to be satisfied. As of May 31, 2026, approximately 7,303,725 INJ tokens, with an aggregate fair value of $47,719,617, were pledged as collateral under these arrangements. Refer to Note 12 for additional information regarding the Company’s financing and collateral arrangements. These arrangements do not result in derecognition of the underlying digital assets, which continue to be recognized in the Company’s condensed consolidated balance sheets.

6. Share capital

Authorized share capital

The authorized share capital of the Company consists of an unlimited number of common shares with no par value.

	#	$
Balance, August 31, 2024	421,342	8,559,856
Issuance of common shares against S3	19,133	232,708
Issuance of common shares against prefunded warrants	64,200	780,769
Issuance of common share against S1	500,000	834,000
Issuance of common shares against warrants conversion	336,266	1,701,398
Share issuance costs	-	(487,263)
Balance, August 31, 2025	1,340,941	11,621,468

Issuance of common shares against PIPE – cash	5,776,304	21,949,955
Issuance of common shares against PIPE – in-kind (digital assets)	18,866,396	31,323,740
Issuance of common shares against warrants conversion	5,010	35,473
Issuance of common shares in exchange for legal services	100,000	142,000
Repurchase of common shares	(554,581)	(648,805)
Repurchase of common shares related expenses	-	(11,531)
Share issue costs	-	(2,033,995)
Balance, May 31, 2026	25,534,070	62,378,305

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

6. Share capital (continued from previous page)

January 6, 2026 – Share issued against PIPE

On January 6, 2026, the Company completed a PIPE financing, pursuant to which it issued an aggregate of 24,642,700 common shares.

●	5,776,304 common shares were issued for cash proceeds of $21.9 million.
●	18,866,396 common shares were issued in exchange for digital assets with a fair value of $31.3 million at the date of issuance.

The Company incurred share issuance costs of $2.0 million related to the PIPE financing, which were recorded as a reduction to share capital.

During the nine months ended May 31, 2026, the Company issued 100,000 common shares to a third-party service provider in exchange for legal services. The shares were measured at their fair value on the grant date, resulting in stock-based compensation expense of $142,000, which has been recognized in the consolidated statements of operations. The issuance of these shares is reflected within shareholders’ equity.

Share Repurchase and Cancellation

During the nine months ended May 31, 2026, the Company repurchased an aggregate of 554,581 shares of its common stock pursuant to its authorized share repurchase program for total consideration of $648,805, excluding transaction costs. Transaction costs directly attributable to the share repurchases of $11,531 were recorded as a reduction of share capital within shareholders’ equity.

As of May 31, 2026, 554,581 of the repurchased common shares had been processed for cancellation.

As a result, the repurchases reduced the number of shares of common stock issued and outstanding and were accounted for as a reduction of shareholders’ equity in the condensed consolidated balance sheets. No gain or loss was recognized in the condensed consolidated statements of operations and comprehensive loss in connection with the repurchase and retirement of the Company’s common stock.

7. Warrants

a)	Common Share purchase warrant

	#	$
Balance, August 31, 2024	82,650	2,955,944
Share-based compensation expense	-	146,870
Balance, August 31, 2025	82,650	3,102,814
Expiration of legacy warrants on November 03, 2025	(82,650)	-
Issuance of Meteora warrants	1,039,346	1,325,558
Warrants exercised	(10)	(13)
Balance, May 31, 2026	1,039,336	4,428,359

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

As of August 31, 2025, the Company had 82,650 equity-classified common share purchase warrants outstanding, with an aggregate amount of $3,102,814 recorded in additional paid-in capital. These warrants expired unexercised on November 3, 2025. No gain or loss was recognized upon expiration, and the related amount remained within additional paid-in capital.

On January 6, 2026, the Company issued 1,039,346 common share purchase warrants to Meteora Strategic Capital LLC in exchange for advisory services. The warrants were determined to qualify for equity classification and were measured at their grant-date fair value of $1,325,558 recorded in additional paid-in capital with a corresponding financing expense.

During the nine months ended May 31, 2026, 10 Meteora warrants were exercised for cash proceeds of $38. As of May 31, 2026, 1,039,336 Meteora warrants remained outstanding and exercisable at $3.80 per common share.

7. Warrants (continued from previous page)

b)	Warrant liability

The warrants issued on September 25, 2025 became effective on January 6, 2026 upon satisfaction of the related closing conditions. The warrants were measured at fair value using the Black-Scholes option pricing model.

On January 6, 2026, the initial fair value of the warrants was determined using the following assumptions: share price of $1.38, exercise price of $3.80, expected term of 5 years, risk-free interest rate of 3.51%, and expected volatility of 180.05%.

	#	$
Fair Value of Warrants at August 31, 2024	51,313	41,520
Change in fair value of expiration of warrants relating to conversion debt	(50,000)	(23,873)
Issuance of warrants against S1	500,000	659,190
Conversion of warrants into shares	(336,266)	(674,914)
Change in fair value of warrants liability	-	632,410
Translation adjustment	-	(1,580)
Fair Value of Warrants at August 31, 2025	165,047	632,753
Conversion of warrants into shares	(5,000)	(20,388)
Change in fair value of warrants liability	-	(467,408)
Translation adjustment	-	5,241
Fair Value of Warrants at May 31, 2026	160,047	150,198

	May 31, 2026	August 31, 2025

Weighted average estimated fair value per common share	$1.07	2.63
Weighted average exercise price of the warrant	$3.78	3.20
Weighted average expected life of the warrant	4.25	4.67

8. Earning / (Loss) per share

The following table reconciles the numerator and denominator used in the calculation of basic and diluted earnings or loss per share:

	Three months ended May 31, 2026	Three months ended May 31, 2025	Nine months ended May 31, 2026	Nine months ended May 31, 2025
Net income / (loss) attributable to common shareholders	$25,250,083	$(557,736)	$(1,346,969)	$(1,814,112)
Weighted-average common shares outstanding — basic	25,534,070	635,712	14,513,147	503,374
Dilutive effect of stock options	-	-	-	-
Dilutive effect of restricted share units	46,437	-	-	-
Weighted-average common shares outstanding — diluted	25,580,507	635,712	14,513,147	503,374
Basic earnings / (loss) per share	$0.99	$(0.93)	$(0.09)	$(3.50)
Diluted earnings / (loss) per share	$0.99	$(0.93)	$(0.09)	$(3.50)

Basic earnings or loss per share is calculated by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per share is calculated by adjusting the weighted-average number of common shares outstanding for the effect of potentially dilutive securities, only to the extent such securities are dilutive.

For the three months ended May 31, 2026, the Company reported net income and included dilutive restricted share units in the calculation of diluted earnings per share. Stock options and warrants were excluded to the extent their effect was anti-dilutive.

For the nine months ended May 31, 2026, and for the three and nine months ended May 31, 2025, the Company reported net losses. Accordingly, all potentially dilutive securities were excluded from diluted loss per share because their effect would have been anti-dilutive. As a result, diluted loss per share equals basic loss per share for those periods.

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

	May 31, 2026		August 31, 2025
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
	#	$	#	$
Balance, beginning of period	101,854	28.08	28,284	74.40
Granted during the year	-	-	73,570	1.30
Balance as at period end	101,854	28.08	101,854	28.08
Exercisable as at period end	101,854	28.08	101,854	28.08

As of May 31, 2026, all outstanding stock options were fully vested and exercisable. The options have a contractual term of ten years from the grant date. Options granted on July 16, 2025 expire on July 16, 2035. The weighted-average remaining contractual life of options outstanding as of May 31, 2026 was 6.6 years.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

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

The following schedule shows the movement in the Company’s right-of-use asset:

Right-of-use asset

Balance, August 31, 2024	1,134,984
Derecognition of asset	(139,723)
Translation adjustment	(28,716)
Balance, August 31, 2025	$966,545
Translation adjustment	8,616
Balance, May 31, 2026	$975,161

The right-of-use asset is being depreciated on a straight-line basis over the remaining lease term.

Accumulated Depreciation
Balance, August 30, 2024	$306,310
Depreciation	187,048
Derecognition of asset	(54,337)
Translation adjustment	(2,639)
Balance, August 31, 2025	$436,382
Depreciation	124,363
Translation adjustment	(30,342)
Balance, May 31, 2026	$530,403

Carrying Amount
May 31, 2026	$444,758
August 31, 2025	$530,163

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

10. Right-of-use asset and lease liability (continued)

The following schedule shows the movement in the Company’s lease liability during the period ended:

	May 31, 2026	August 31, 2025

Balance, beginning of year	$699,959	$977,107
Derecognition of lease	-	(85,151)
Interest expense	29,257	51,431
Lease payments	(134,085)	(206,185)
Translation adjustment	6,754	(37,242)
Balance, end of period	$601,885	$699,959

Current	146,338	138,859
Non-current	455,547	561,100
	$601,885	$699,959

The following table provides a maturity analysis of the Company’s lease liability. The amounts disclosed in the maturity analysis are the contractual undiscounted cash flows before deducting interest or finance charges:

2026	44,673
2027	178,690
2028	189,959
2029	198,008
2030	82,503
$693,833

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

11. Related party transactions and balances

1.

Following the completion of the Company’s private placement on January 6, 2026, the Injective Foundation became one of the Company’s largest shareholders and is considered a related party in accordance with ASC 850, Related Party Disclosures.

The Injective Foundation forms part of the broader ecosystem supporting the Company’s Digital Asset Treasury strategy and, as a significant shareholder, may have the ability to exert significant influence over the Company’s strategic direction and financing initiatives. In connection with certain financing arrangements, the Injective Foundation has also provided a guarantee supporting certain of the Company’s obligations. Refer to Note 12 for additional information.

The Company has also entered into financing, treasury placement and collateral arrangements with other related parties in the ordinary course of implementing its Digital Asset Treasury strategy. The Company’s significant related parties include:

●	the Injective Foundation, by virtue of its ownership interest in the Company;
●

FalconX Charlie Inc. (“FalconX” which, as used herein, includes FalconX Charlie Inc., FalconX Bravo, Inc., and certain other FalconX-affiliated entities under common ownership and control with entities that hold a significant ownership interest in the Company), which serve as financing, treasury and derivative counterparties of the Company;

●	affiliated treasury placement counterparties, including affiliates of Innovating Capital Management, LLC, which serves as an approved advisor under the Company’s Treasury Reserve Policy (the “Treasury Reserve Policy”), a Board-approved governance framework governing the Company’s Digital Asset Treasury strategy and related treasury management activities;
●	certain directors and executive officers of the Company.

As of May 31, 2026, balances with related parties consisted of:

May 31, 2026
Loan receivables	$12,002,619
Loans payable	$21,442,877
Restricted cash	$5,424,320

Refer to Note 12 for additional information regarding the Company’s financing, treasury placement and collateral arrangements.

2.	Compensation of key management personnel includes the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer:

	May 31, 2026	May 31, 2025
	$	$
Salaries, Wages and benefits	395,669	382,151

Last period figures also includes payroll of Chief Strategy Officer, who resigned in March 2025.

During the year ended August 31, 2025, two directors of the Company advanced an aggregate amount of $657,690 to support working capital requirements. The advances were unsecured, bore interest at 12% per annum, and were repayable on demand.

As of May 31, 2026, the outstanding principal balance of these advances, together with all accrued interest, had been fully repaid. The repayment was funded from proceeds received in connection with the Company’s private placement completed on January 6, 2026.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

12. Loans payable, collateral and loans receivable

FalconX Credit Facility

On September 23, 2025, the Company entered into a Master Lender Agreement with FalconX, pursuant to which individual loans are documented through separate loan term sheets establishing the applicable principal amount, interest rate, maturity date, collateral requirements and other material terms.

During the nine months ended May 31, 2026, the Company entered into a series of amended and restated loan term sheets. As of May 31, 2026, the financing arrangement provided for a $20.0 million fixed-term loan bearing interest at 8.25% per annum and maturing on January 16, 2027. As of May 31, 2026, the Company had $19,440,258 outstanding under the arrangement, which is presented within Loans Payable in the condensed consolidated balance sheets. During the nine months ended May 31, 2026, the Company recognized $1,026,187 of interest expense related to the financing arrangement.

The Company’s obligations are secured by substantially all of its INJ holdings together with not less than $5.0 million of cash and/or U.S. dollar-denominated stablecoin collateral. The collateral is subject to account control arrangements in favor of FalconX, including custodial account control agreements over the pledged INJ and deposit account control agreements over specified cash collateral accounts.

Subsequent to May 31, 2026, on June 2, 2026, the Company entered into a Fourth Amended and Restated Loan Term Sheet increasing the principal amount of the financing arrangement from $20.0 million to $24.0 million.

Injective Foundation Collateral Arrangement

Prior to the completion of the Company’s private placement, the Injective Foundation posted collateral on the Company’s behalf in support of the FalconX financing arrangement. Certain collateral remained in place following the private placement and continued to support the financing arrangement. As of May 31, 2026, the Company recognized a corresponding $2,002,619 payable to the Injective Foundation within Loans Payable and a corresponding $2,002,619 Collateral-Related Loan Receivable within Loans Receivable. The arrangement is not governed by a written agreement and does not have stated repayment terms, maturity date, or interest provisions. The balance is unsecured and non-interest bearing. These balances are presented gross as they represent separate contractual rights and obligations. Refer to the Loans Receivable section of this note for additional information regarding the Collateral-Related Loan Receivable.

Collateral

The FalconX financing arrangement is secured by certain of the Company’s digital assets together with cash and U.S. dollar-denominated stablecoin collateral maintained pursuant to the financing arrangements. Although pledged as collateral, the Company retains ownership of these assets and continues to recognize them in the condensed consolidated balance sheets because the transfers do not qualify for derecognition.

As of May 31, 2026, approximately 7,303,725 INJ tokens, with a carrying amount (fair value) of $47,719,617, were pledged as collateral and are included within digital assets in the condensed consolidated balance sheets. In addition, approximately $5,424,320 of cash was pledged under the financing arrangements and is presented within Restricted Cash as described in Note 13.

In addition to the pledged digital assets and restricted cash described above, the Company’s collateral arrangements include a $2.0 million Collateral-Related Loan Receivable arising from the Injective Foundation Collateral Arrangement as described above. Refer to the Loans Receivable section of this note for additional information regarding these collateral-related receivables.

The pledged digital assets and restricted cash serve solely as collateral supporting the Company’s obligations under the FalconX financing arrangement and remain subject to the collateral maintenance requirements and other provisions of the applicable financing agreements. Under the financing arrangements, the Company is required to maintain an initial collateral ratio of at least 160% of the outstanding borrowings. If the collateral ratio declines below 135%, the Company may be required to post additional eligible collateral or repay a portion of the outstanding indebtedness to restore compliance. If the collateral ratio declines below 120% and is not timely cured, the lender has customary rights to liquidate pledged collateral in accordance with the financing agreements. Subject to satisfying those requirements, the Company may substitute or withdraw pledged collateral in accordance with the terms of the financing arrangements.

Loans Receivable

As of May 31, 2026, the Company had loans receivable totaling $12,002,619, consisting of:

May 31, 2026
FalconX financing arrangements	$5,000,000
Collateral-Related Loan Receivable	$2,002,619
Treasury placement arrangements	$5,000,000
Total loan receivables	$12,002,619

The FalconX loan receivable represents a fixed-term loan bearing interest at 8.0% per annum. During the three months ended May 31, 2026, the contractual maturity was extended from April 28, 2026 to July 29, 2026.

The treasury placement arrangements were entered into pursuant to the Company’s Treasury Reserve Policy under a Master Lender Agreement and related transaction term sheets. As of May 31, 2026, the outstanding principal balance was $5,000,000. The arrangements bear interest at 9.75% per annum, mature on January 15, 2027, may be repaid in U.S. dollars, U.S. dollar-denominated stablecoins or INJ tokens, and are supported by a corporate guarantee from an affiliated entity.

The Collateral-Related Loan Receivable represents an open-term loan of 2,003,183 USD Coin (“USDC”), a U.S. dollar-denominated stablecoin, advanced to FalconX Charlie, Inc. in connection with the Company’s financing and collateral arrangements. The loan bears interest at 7.25% per annum, is unsecured, and is recallable by the Company upon three business days’ notice. A corresponding amount is recognized within Loans Payable, representing the Company’s obligation associated with collateral previously posted on its behalf by the Injective Foundation in support of the FalconX financing arrangements. Refer to the Collateral section of this note for additional information regarding these arrangements.

During the nine months ended May 31, 2026, the Company recognized $369,539 of interest income related to its loan receivables. Management evaluated all loan receivables for expected credit losses in accordance with ASC 326 and concluded that no allowance for expected credit losses was required as of May 31, 2026. All loan receivables represent related-party arrangements. Refer to Note 11 for additional information regarding related-party transactions.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

12. Loans payable and loans receivable (continued from previous page)

Security and guarantees

The Company’s obligations under the FalconX financing arrangement are supported by a guarantee provided by the Injective Foundation and are secured by pledged digital assets, restricted cash and other collateral maintained pursuant to the financing agreements. Pursuant to the financing agreements, FalconX has been granted a security interest in the pledged collateral, together with customary account control and custodial rights over the designated collateral accounts. The Injective Foundation guarantee unconditionally guarantees the Company’s payment and performance obligations under the financing arrangements, subject to the terms of the applicable guarantee agreement.

As described in the Collateral section of this note, as of May 31, 2026 the Company had approximately 7,303,725 INJ tokens, with an aggregate carrying value of $47.7 million, and approximately $5.4 million of restricted cash pledged in support of the financing arrangements. The financing arrangements are subject to ongoing collateral maintenance requirements, including minimum collateral ratios, and may require the Company to post additional eligible collateral if the applicable thresholds are not maintained.

The pledged collateral remains recognized in the Company’s condensed consolidated balance sheets because the Company retains ownership of the underlying assets, subject to the lender’s security interests and customary enforcement rights upon an event of default. As of May 31, 2026, the Company was in compliance with all material financing covenants and collateral maintenance requirements.

Refer to Note 5 – Digital assets for additional information regarding the Company’s digital asset holdings and Note 11 – Related Party Transactions and Balances for additional information regarding related-party treasury placement arrangements.

13. Restricted Cash

As of May 31, 2026, the Company had restricted cash of $5,424,320, consisting of cash and U.S. dollar-denominated stablecoin equivalents that are contractually restricted under certain financing and custody arrangements.

Restricted cash consisted of the following:

May 31, 2026	Amount
Cash held by Monarq Capital for future crypto asset purchases	$250,000
U.S. dollars pledged as collateral under the FalconX credit facility	5,000,000
Cash held as margin collateral in the FalconX derivative account	174,320
Restricted cash	$5,424,320

The $250,000 balance represents funds held by the Company’s digital asset manager, Monarq Capital, pursuant to investment management arrangements. These funds are designated for future purchases of Injective (“INJ”) tokens in accordance with the Company’s digital asset treasury strategy and are not available for general operating purposes until deployed or returned to the Company.

The $5.0 million balance is maintained in designated collateral accounts with FalconX in connection with the Company’s secured credit facility. These balances are maintained to satisfy collateral requirements under the financing arrangement and are therefore presented as restricted cash.

As of May 31, 2026, the Company also maintained $174,320 of cash within its FalconX derivatives account as margin collateral supporting outstanding derivative positions. These funds are restricted under the applicable trading and margin arrangements and are therefore included in restricted cash.

Separately, the Company had $345,734 payable to FalconX for unsettled spot trading transactions. This amount is presented within accounts payable and accrued liabilities and is not offset against restricted cash because it represents a separate obligation of the Company.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

14. Deferred government grant

Government assistance received in prior periods related to capitalized internally generated software is recognized as deferred income and amortized to income over the useful life of the related intangible assets. No government assistance was recognized or accrued during the nine months ended May 31, 2026.

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

Centurion litigation

On May 30, 2025, certain former consultants, financial advisors and shareholders commenced an action against the Company in the Ontario Superior Court of Justice. The action relates principally to previously terminated consulting and financial advisory arrangements and certain alleged shareholder matters.

The plaintiffs allege, among other matters, that amounts remain payable under the consulting and financial advisory arrangements and seek damages, interest, costs and other relief, including relief under the Canada Business Corporations Act. The plaintiffs have delivered a draft amended statement of claim seeking approximately $2.2 million in monetary damages, together with additional non-monetary relief, including an order requiring the Company to purchase certain common shares and warrants at fair market value.

The Company disputes the allegations and has filed a statement of defence denying that any amounts remain payable under the applicable agreements. The Company’s position is that the agreements were validly terminated following repudiation by the applicable counterparties, that all amounts owing under the agreements were paid, and that the contractual conditions necessary to give rise to the claimed referral and other fees were not satisfied. The Company also denies the plaintiffs’ claims for unjust enrichment and oppression and intends to defend the proceeding vigorously. The Defence specifically states that the agreements were terminated in November 2024 and that the Company’s contractual obligations concluded by December 1, 2024.

The proceeding remains at an early stage, and its ultimate outcome is subject to significant uncertainty. Based on the information currently available, including the Company’s defences and the assessment of external legal counsel, management concluded that an unfavorable outcome was not probable as of May 31, 2026. Accordingly, the Company has not recorded a liability in respect of the asserted claims.

Although the plaintiffs have specified certain damages and other relief, the amounts claimed do not represent management’s estimate of a probable loss. Due to the preliminary stage of the proceeding, the disputed factual and contractual matters, the uncertainty surrounding the availability and measurement of the non-monetary remedies sought, and the inherent unpredictability of litigation, the Company is currently unable to reasonably estimate the amount or range of any possible loss. The Company will continue to evaluate the proceeding and will revise its accounting and disclosures if additional information becomes available.

See Note 10 related to lease commitments.

16. Revenue

	Nine months ended
	May 31, 2026	May 31, 2025
	$	$
Gross billing	10,510,212	13,048,445
Commission expense	(9,419,249)	(11,969,345)
Revenue	1,090,963	1,079,099

Subscription revenue	625,019	559,993
Insurance	72,874	-
Sponsorship revenue	142,733	169,928
Underwriting revenue	76,863	92,784
Other revenue	43,883	357,592
Total revenue	2,052,335	2,259,396

	Three months ended
	May 31, 2026	May 31, 2025
	$	$
Gross billing	3,038,778	4,400,201
Commission expense	(2,730,429)	(4,158,334)
Revenue	308,349	241,867

Subscription revenue	206,529	191,927
Insurance	16,919	-
Sponsorship revenue	43,845	237,109
Underwriting revenue	26,110	35,143
Other revenue	20,750	40,857
Total revenue	622,502	746,903

The Company generates revenue primarily from mortgage brokerage activities, subscription fees, underwriting services, and ancillary technology-enabled services. Revenue is disaggregated by geographic region based on the location of the customer.

For the nine month periods ended May 31, 2026 and 2025, all revenue was earned in Canada, as the Company operates exclusively within the Canadian mortgage market and has no foreign revenue-generating operations.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

17. Expenses

The following table provides a breakdown of the selling, general and administrative:

	Nine months ended
	May 31, 2026	May 31, 2025
	$	$
Software Subscription	238,771	624,587
Office and general	193,937	114,864
Professional fees	483,567	108,359
Dues and Subscriptions	342,049	364,287
Rent	159,466	140,168
Consulting fees	48,938	45,483
Travel	29,684	25,467
Donations	-	789
Lease expense	-	507
Insurance	250,823	98,267
	1,747,235	1,522,778

	Three months ended
	May 31, 2026	May 31, 2025
	$	$
Software Subscription	139,447	174,116
Office and general	53,594	31,170
Professional fees	35,914	47,866
Dues and Subscriptions	122,909	(165,688)
Rent	54,501	54,997
Consulting fees	18,755	15,888
Travel	5,102	2,108
Donations	-	-
Insurance	122,437	36,002
	552,659	527,835

18. Segment reporting

The Company operates through two reportable segments in accordance with ASC 280:

●	Mortgage operations – mortgage brokerage, underwriting, and related services
●	Crypto asset operations – digital asset treasury, staking activities, and fair value changes on digital assets

The Company’s Chief Operating Decision Maker (“CODM”) is comprised of the Chief Executive Officer and a member of the Board of Directors. The CODM evaluates segment performance and allocates resources based primarily on revenue and operating loss

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

18. Segment reporting (continued from previous page)

Segment results – nine months ended May 31, 2026

	Mortgage Operation		Crypto Asset Operation	Total
For the period ended	May 31, 2026 (Unaudited)	May 31, 2025 (Unaudited)	May 31, 2026 (Unaudited)	May 31, 2026 (Unaudited)	May 31, 2025 (Unaudited)
	$	$	$	$	$

Revenue	2,052,335	2,259,396	-	2,052,335	2,259,396

Expenses and other income
Selling, general and administrative	1,747,235	1,522,778	-	1,747,235	1,522,778
Advertising and marketing	708,691	617,987	-	708,691	617,987
Salaries, wages and benefits	740,798	-	-	740,798	1,223,722
Interest expense and bank charges	50,844	306,267	1,026,187	1,077,031	306,267
Depreciation and amortization	719,173	648,991	-	719,173	648,991
Fair value loss on Digital assets	-	-	(2,809,970)	(2,809,970)	-
Staking income	-	-	(620,849)	(620,849)	-
Government incentive	(81,792)	(70,657)	-	(81,792)	(70,657)
	3,884,949	4,249,088	(2,404,632)	1,480,317	4,249,088
Gain/(Loss) from operations	(1,832,614)	(1,989,692)	2,404,632	572,018	(1,989,692)
Foreign exchange (loss) gain	27,068	(1,905)		27,068	(1,905)
Interest income	-	-	369,539	369,539	-
Financing cost - warrants	-	-	(1,325,558)	(1,325,558)	-
Financing cost - Equity line of credit	-	-	(1,500,000)	(1,500,000)	-
Expenses			-	-
Gain (loss) on change in fair value of derivative liability	-	-	42,556	42,556	-
Gain (loss) on change in fair value of warrant liability	467,408	341,765	-	467,408	341,765
Loss before income tax	(1,338,138)	(1,814,112)	(8,831)	(1,346,969)	(1,814,112)
Income taxes (recovery) expense	-	-	-	-	-
Net profit/(loss)	(1,338,138)	(1,814,112)	(8,831)	(1,346,969)	(1,814,112)

Segment results – three months ended May 31, 2026

	Mortgage Operation		Crypto Asset Operation	Total
For the period ended	May 31, 2026 (Unaudited)	May 31, 2025 (Unaudited)	May 31, 2026 (Unaudited)	May 31, 2026 (Unaudited)	May 31, 2025 (Unaudited)
	$	$	$	$	$

Revenue	622,502	746,903	-	622,502	746,903

Expenses and other income
Selling, general and administrative	552,659	527,835	-	552,659	527,835
Advertising and marketing	292,314	292,489	-	292,314	292,489
Salaries, wages and benefits	391,309	394,648	-	391,309	394,648
Interest expense and bank charges	9,231	31,216	439,279	448,510	31,216
Depreciation and amortization	255,023	219,355	-	255,023	219,355
Fair value loss on digital assets	-	-	(25,824,284)	(25,824,284)	-
Staking income	-	-	(399,134)	(399,134)	-
Government incentive	(27,423)	(22,109)	-	(27,423)	(22,109)
	1,473,113	1,443,434	(25,784,139)	(24,311,026)	1,443,434
Loss from operations	(850,611)	(696,531)	25,784,139	24,933,528	(696,531)
Foreign exchange (loss) gain	186,281	(6,018)		186,281	(6,018)
Interest income	-	-	155,480	155,480	-
Financing cost - warrants	-	(164,703)	-	-	(164,703)
Financing cost - Equity line of credit	-	-	-	-	-
Dat Expense			-	-
Gain (loss) on change in fair value of derivative liability	-	-	26,812	26,812	-
Gain (loss) on change in fair value of warrant liability	(52,018)	309,516	-	(52,018)	309,516
Loss before income tax	(716,348)	(557,736)	25,966,431	25,250,083	(557,736)
Income taxes (recovery) expense	-	-	-	-	-
Net loss	(716,348)	(557,736)	25,966,431	25,250,083	(557,736)

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

18. Segment reporting (continued from previous page)

Comparative information for the Crypto Asset Operations segment is not presented for the prior period, as the Company had no crypto-related activities or reportable amounts prior to the current fiscal year.

Segment assets

As of May 31, 2026	Mortgage Operations	Digital Asset Operations	Total
Cash and cash equivalents	$1,024,785	$4,064,922	$5,089,707
Restricted cash	-	5,424,320	5,424,320
Trade and other receivables	434,268	(48,873)	385,395
Interest receivable	-	66,849	66,849
Loans receivable	-	12,002,619	12,002,619
Prepaid expenses and deposits	99,555	425,000	524,555
Investments and digital assets	9,819	49,400,549	49,410,368
Right-of-use asset	444,758	-	444,758
Property and equipment	32,250	-	32,250
Intangible assets	2,472,291	-	2,472,291
Total assets	$4,517,726	$71,335,386	$75,853,112

The Company commenced its Digital Asset Treasury strategy during the current fiscal year. Accordingly, comparative segment asset information for the Digital Asset Operations segment is not presented as of August 31, 2025. Substantially all assets as of August 31, 2025 were attributable to the Mortgage Operations segment.

19. Derivative Liability

During the nine months ended May 31, 2026, the Company entered into over-the-counter (“OTC”) put option transactions with FalconX Bravo, Inc. (the “Counterparty”) in connection with its digital asset activities. The derivative portfolio consisted principally of costless collars, together with a limited number of standalone written put and purchased call options.

Each costless collar was executed through the contemporaneous purchase of a put option and sale of a call option referencing the same underlying digital asset, with substantially corresponding notional amounts and expiration dates. The purchased put establishes a minimum settlement price, while the written call limits participation above a specified maximum settlement price. The option premiums were structured to substantially offset at inception, resulting in little or no initial net premium for the paired collar positions.

Each option is separately recognized and measured at fair value under ASC 815. The Company has elected to offset qualifying derivative asset and liability fair values executed with the Counterparty under the parties’ ISDA Master Agreement and related master netting arrangement in accordance with ASC 815-10-45-5. Accordingly, the qualifying derivative positions are presented on a net basis on the condensed interim consolidated balance sheet.

The quarter-end mark-to-market values of the Company’s entire option portfolio were based on valuation information provided by the Counterparty using established option-pricing methodologies consistent with the Black-Scholes-Merton framework. The valuations incorporated the spot prices of the underlying digital assets, contractual strike prices, remaining terms to expiration, expected or implied volatility, risk-free interest rates and applicable settlement provisions. Management independently evaluated the methodology and significant inputs and performed a separate reasonableness assessment. Management’s independently determined values were not materially different from the Counterparty-provided valuations used for financial reporting.

Accordingly, the Company’s derivative instruments are classified as Level 2 within the fair value hierarchy.

The following table reconciles the aggregate gross mark-to-market values of all purchased and written option positions, together with premiums received, to the net derivative liability presented as of May 31, 2026:

Derivative position	May 31, 2026
Aggregate mark-to-market value of derivative assets	$1,924,906
Aggregate mark-to-market value of derivative liabilities	(1,916,772)
Premiums received on outstanding option positions	(73,375)
Net derivative liability	$(65,241)

As of May 31, 2026, the aggregate fair value of purchased option positions was $1,924,906, while the aggregate fair value of written option positions was $1,916,772. Premiums of $73,375 received on outstanding written option positions are included in the measurement of the derivative liability. After giving effect to those premiums, the Company recognized a net derivative liability of $65,241. The reconciliation includes all outstanding derivative positions subject to the FalconX master netting arrangement.

The Company recognized gains from changes in the fair value of its derivative instruments of $26,812 and $42,556 for the three and nine months ended May 31, 2026, respectively. These amounts are presented within gain on change in fair value of derivative liability in the condensed interim consolidated statements of operations and comprehensive loss.

The Company’s derivative arrangements are subject to collateral and margin requirements under the applicable financing and trading agreements with FalconX. As of May 31, 2026, approximately $5.0 million of cash and U.S. dollar-denominated stablecoins were maintained as restricted collateral. Of this amount, substantially all was pledged to satisfy the collateral requirements of the FalconX financing arrangements described in Note 12, while balances maintained within the Company’s derivatives account served as margin collateral supporting outstanding derivative positions and related trading activity under the FalconX trading agreements. The Company’s derivative transactions are subject to initial and ongoing margin requirements established by FalconX on a trade-by-trade basis in accordance with the applicable trading agreements. Margin requirements vary based on the characteristics and risk profile of each position, and the Company may be required to post additional collateral as market values and margin requirements change. In addition, the Company had a $171,414 margin balance payable relating primarily to unsettled spot trading and derivative activity. As of May 31, 2026, the Company maintained $174,320 of cash within its derivatives account as margin collateral supporting outstanding derivative positions under the FalconX trading agreements. Separately, the Company had $345,734 payable for unsettled spot trading transactions. The derivative margin is included in restricted cash, while the unsettled spot payable is included in accounts payable and accrued liabilities. The balances are presented gross because they represent separate assets and obligations and the applicable offsetting criteria have not been met.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

20. Equity Line of Credit (ELOC) Arrangement

On September 4, 2025, the Company entered into a common share purchase agreement with White Lion Capital, LLC (“White Lion”), which provides the Company with the right, but not the obligation, to issue and sell common shares to White Lion for aggregate gross proceeds of up to $250 million, subject to the terms, conditions and limitations of the agreement.

In consideration for White Lion’s execution and delivery of, and agreement to perform under, the ELOC agreement, the Company was required to deliver INJ tokens having an aggregate value of $1,500,000 to White Lion. The commitment fee was non-refundable, was fully earned by White Lion upon execution of the agreement, and is not contingent upon the Company filing a registration statement, issuing purchase notices, selling common shares or receiving proceeds under the facility. The commitment fee will not be credited against the purchase price of any common shares subsequently sold under the ELOC.

Management concluded that the commitment fee represents a stand-ready financing cost incurred to obtain White Lion’s commitment under the ELOC arrangement. Because the fee was non-refundable, fully earned upon execution and was not directly attributable to a specific completed or probable issuance of common shares, the Company recognized the full $1,500,000 as financing expense during the nine months ended May 31, 2026.

As of May 31, 2026, the Company had not filed the registration statement contemplated by the agreement within the contractual timeframe and, therefore, had not satisfied the conditions necessary to access the facility. The Company had not issued any purchase notices or common shares to White Lion and had not received any proceeds under the arrangement. The Company continues to evaluate its capital raising alternatives, including discussions with White Lion regarding the timing and implementation of the ELOC and any related amendments or accommodations that may be appropriate.

21. Risk management arising from financial instruments

a)	Credit risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. The Company’s primary exposure to credit risk arises from cash balances held with financial institutions, trade and other receivables, and loan receivables.

The Company manages cash-related credit risk by maintaining deposits with major financial institutions and by monitoring the creditworthiness of its counterparties. Credit risk associated with trade receivables is managed through ongoing monitoring of customer creditworthiness, payment history, and aging profiles. Trade receivables are generally short-term in nature and are typically collected within 30 to 60 days. The Company considers receivables past due when they exceed 60 days outstanding and impaired when they exceed 90 days with no reasonable expectation of recovery.

Credit risk associated with loan receivables is managed through ongoing evaluation of the creditworthiness and financial condition of counterparties, monitoring compliance with contractual terms, and, where applicable, consideration of collateral and other credit enhancements supporting the underlying arrangements.

In accordance with ASC 326, Financial Instruments—Credit Losses, the Company applies a lifetime expected credit loss (“ECL”) model to trade receivables and other financial assets measured at amortized cost, including loan receivables. Expected credit losses are estimated using a combination of historical loss experience, aging analysis where applicable, current economic conditions, forward-looking information, and specific assessments of individual counterparties. Management also considers the existence of collateral, guarantees, and other relevant facts and circumstances when evaluating expected credit losses on loan receivables. Based on its assessment as of May 31, 2026, the Company concluded that no material allowance for expected credit losses was required.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

21. Risk management arising from financial instruments (continued from previous page)

May 31, 2026

	0-30 days	30-60 days	60-90 days	90 plus days	Total
	$	$	$	$	$
Receivables	25,279	17,841	15,771	149,580	208,470
Loan receivable – related parties	12,002,619	-	-	-	12,002,619
Other receivables/advances	195,404	-	-	-	195,404
Less: Expected credit loss	-	-	-	(18,119)	(18,119)
Total	12,223,302	17,841	15,771	131,461	12,388,014

August 31, 2025

	0-30 days	30-60 days	60-90 days	90 plus days	Total
	$	$	$	$	$
Receivables	31,400	7,270	35,503	64,163	138,336
Other receivables	2,411	-	-	-	2,411
Less: Expected credit loss	-	-	-	(48,524)	(48,524)
Total	33,811	7,270	35,503	15,639	92,223

The maximum exposure to credit risk as of May 31, 2026 is the carrying amount of cash and trade receivables on the consolidated balance sheet. Management believes overall credit risk remains moderate and manageable, given the Company’s diversified customer base and the short-term nature of its receivables.

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

As at May 31, 2026, the Company’s contractual payment obligations are as follows:

Fiscal Year	2026	2027	2028	2029	2030
	$	$	$	$	$
Lease payments	44,673	178,690	189,959	198,008	82,503
Accounts payable	1,523,198	-	-	-	-
Derivative liability	65,241
Interest payable	136,096	-	-	-	-
Loans payable	21,442,887	-	-	-	-
Total	23,212,095	178,690	189,959	198,008	82,503

Management believes that these obligations can be met through existing working-capital resources, expected operating cash flows, and planned financing initiatives.

Pineapple Financial Inc.

Notes to the Condensed Interim Consolidated Financial Statements - Unaudited

For the period ended May 31, 2026

(Expressed in US Dollars)

21. Risk management arising from financial instruments (Continued)

d)	Concentration Risk

As of May 31, 2026, substantially all of the Company’s digital asset holdings consisted of Injective (“INJ”) tokens. Accordingly, the Company is exposed to concentration risk arising from changes in the market price, liquidity and overall adoption of INJ. A significant decline in the market value of INJ could materially affect the Company’s financial position, results of operations and liquidity.

The Company also generates staking income from its INJ holdings. Accordingly, changes in staking reward rates, validator performance, network participation, protocol economics or other blockchain-related factors may affect the amount of staking income recognized by the Company.

In addition, the Company’s Digital Asset Treasury strategy utilizes a limited number of counterparties for financing, custody, trading and treasury management activities, including FalconX, BitGo and Monarq Capital. The Company’s financing arrangements are concentrated with FalconX, while substantially all digital assets are maintained with institutional custodians supporting those arrangements. The inability of any significant counterparty to perform its contractual obligations, operational failures, cybersecurity incidents or other disruptions affecting these counterparties could adversely affect the Company’s ability to access its assets, satisfy financing obligations or conduct treasury activities.

Management monitors counterparty credit quality, collateral levels, custody arrangements and liquidity on an ongoing basis to manage these concentration risks.

e)	Management of capital

The Company’s objective in managing capital is to preserve financial flexibility, maintain sufficient liquidity to support its operating activities, and optimize long-term shareholder value. Capital consists primarily of shareholders’ equity together with debt and other financing arrangements used to support the Company’s operations and strategic capital allocation initiatives.

During the nine months ended May 31, 2026, the Company expanded its capital management framework in connection with its digital asset treasury strategy. The Company adopted a Treasury Reserve Policy, approved by the Board of Directors, establishing governance over treasury reserve assets, capital deployment, liquidity management, financing activities, custody arrangements, counterparty selection, and risk management. Oversight of these activities is provided by management together with the Special Advisory Committee (“SAC”) of the Board of Directors.

Management continuously monitors the Company’s capital structure, liquidity position, working capital requirements, debt obligations, collateral maintenance requirements, and market conditions to maintain an appropriate balance between financial flexibility and prudent risk management. Capital allocation decisions are evaluated in light of operating requirements, financing opportunities, digital asset market conditions, and the Company’s long-term strategic objectives.

The Company is not subject to externally imposed regulatory capital requirements. Management and the Board of Directors review the Company’s capital management objectives, policies and processes on an ongoing basis and modify them, as appropriate, in response to changes in the Company’s business, financing arrangements and market environment.

f)	Foreign currency risk

The Company’s mortgage brokerage and insurance operations primarily generate revenues and incur expenses in Canadian dollars (“CAD”), which is the functional currency of those operations. Accordingly, the day-to-day foreign currency exposure of the mortgage operations is generally limited. The functional currency of the Company’s digital asset treasury activities is the U.S. dollar (“USD”), as those activities are primarily managed, financed and measured in USD.

The Company may incur foreign currency risk from transactions denominated in currencies other than the applicable functional currency, including balances held in foreign-currency bank accounts and certain vendor payments. These transactions may give rise to realized and unrealized foreign exchange gains or losses, which are recognized in the condensed interim consolidated statements of operations and comprehensive loss.

In addition, the financial results of operations with a CAD functional currency are translated into USD, the Company’s reporting currency, for SEC reporting purposes. Changes in the CAD-USD exchange rate may therefore result in period-to-period fluctuations in reported assets, liabilities, revenues and expenses. Resulting foreign currency translation adjustments are recognized in accumulated other comprehensive income or loss and do not directly affect the Company’s underlying cash flows.

The Company does not currently utilize foreign exchange derivative instruments to manage its foreign currency exposure.

22. Subsequent Events

Management evaluated subsequent events through July 20, 2026, the date the condensed interim consolidated financial statements were available to be issued.

Share Repurchases

Subsequent to May 31, 2026, the Company repurchased and cancelled an additional 262,873 common shares pursuant to its authorized share repurchase program for total consideration of $268,170 excluding transaction costs. Transaction costs directly attributable to the share repurchases of $5,808 were incurred in connection with the subsequent repurchases and will be recorded as a reduction of share capital within shareholders’ equity.

Digital Asset Activity

Subsequent to May 31, 2026, the Company acquired approximately 130,343 INJ through market purchases and received approximately 55,444 INJ from staking rewards, bringing the Company’s total holdings to approximately 7,746,789 INJ with a total fair value of approximately $41.9 million. These changes have not been recognized in the accompanying condensed interim consolidated financial statements.

Financing Arrangements

Subsequent to May 31, 2026, the Company borrowed an additional $1.26 million under its financing arrangements, the proceeds of which were used primarily to acquire additional digital assets and fund interest and related financing obligations.

On June 2, 2026, the Company entered into a Fourth Amended and Restated Loan Term Sheet with FalconX Charlie Inc., increasing the maximum principal amount available under the financing arrangement from $20.0 million to $24.0 million. The amendment did not otherwise materially modify the principal economic terms of the financing arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Please read the following management’s discussion and analysis of our financial condition and results of operations, along with our consolidated financial statements and the related notes and other information included in this Quarterly Report on Form 10-Q. It is important to note that this discussion and analysis contain forward-looking statements with certain risks and uncertainties. These risks and uncertainties could cause our results to differ materially from anticipated in these forward-looking statements. You can find more information about these risks and uncertainties under the heading “Special Note Regarding Forward-Looking Statements” in Part I and elsewhere in this Form 10- Q.

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

Objective

In this section, we provide an analysis of the Company’s financial condition, cash flows, and results of operations from management’s perspective. We recommend you read this with the consolidated financial statements and notes in Part I, Item 1 of this Quarterly Report on Form 10Q.

Executive Summary

During the nine months ended May 31, 2026, the Company expanded its business through the implementation of a Digital Asset Treasury strategy while continuing to operate its core Canadian mortgage brokerage and technology platform. As a result, the Company now operates through two reportable operating segments: Mortgage Operations and Crypto Asset Operations.

Mortgage Operations continued to generate revenue through mortgage brokerage, underwriting, insurance, subscription-based software, sponsorship and other technology-enabled financial services. During the period, management remained focused on operating efficiency, expense management and the continued expansion of recurring revenue streams despite a mortgage market that remained affected by housing affordability, elevated borrowing costs and reduced origination activity.

During the period, the Company also established its Digital Asset Treasury strategy as part of its broader capital allocation framework. The strategy includes the acquisition, financing, custody and staking of digital assets and is governed by the Company’s Treasury Reserve Policy, which establishes liquidity, governance, custody, financing and risk management requirements. As of May 31, 2026, the Company held digital assets with a fair value of approximately $49.4 million, generated $620,849 of staking income during the period and maintained financing arrangements designed to support its treasury activities.

The Company’s reported financial results were significantly affected by the application of ASC 350-60, which requires digital assets to be measured at fair value with changes recognized in earnings each reporting period. Accordingly, reported net income included significant non-cash fair value gains resulting from changes in the market value of the Company’s digital asset holdings. Management believes investors should evaluate these non-cash fair value adjustments together with the Company’s operating performance, liquidity position and capital management activities when assessing period-to-period financial results.

Business Model Transformation

Historically, the Company’s operations were primarily focused on mortgage brokerage services and related technology-enabled solutions within the Canadian residential mortgage market. Revenue was largely derived from mortgage origination activity together with subscription, underwriting, insurance and other ancillary service offerings.

During fiscal 2026, the Company expanded its business through the implementation of its Digital Asset Treasury strategy, establishing Crypto Asset Operations as a second reportable operating segment. As a result, management now evaluates the business through two complementary operating platforms: Mortgage Operations and Crypto Asset Operations.

Mortgage Operations continue to focus on growing mortgage origination volumes, expanding subscription-based and other recurring revenue streams, enhancing agent productivity through technology, and improving operating efficiency.

Crypto Asset Operations focus on the disciplined deployment and management of treasury assets through digital asset ownership, staking activities, financing arrangements and other treasury management activities conducted pursuant to the Company’s Treasury Reserve Policy. These activities are intended to complement, rather than replace, the Company’s core mortgage operations by providing an additional framework for capital allocation and treasury management.

Management believes this operating structure provides greater diversification of earnings while maintaining a disciplined approach to liquidity, governance and risk management.

Recent Developments

Business Trends

During the nine months ended May 31, 2026, the Canadian mortgage market continued to adjust to evolving monetary policy following the Bank of Canada’s easing cycle that commenced in mid-2024. While lower benchmark interest rates improved borrowing conditions and reduced financing costs relative to prior periods, mortgage origination activity continued to be influenced by housing affordability constraints, limited housing supply, underwriting standards and borrower qualification requirements.

Within this operating environment, mortgage renewal and refinance activity represented a greater proportion of industry volume, while purchase-related mortgage originations continued to recover gradually. The Company remained focused on supporting its mortgage agent network, expanding technology-enabled services and maintaining disciplined expense management while continuing to invest in its proprietary Pineapple Plus platform.

During the period, the Company continued to enhance its technology platform through workflow automation, customer relationship management capabilities and additional insurance and ancillary financial service integrations. Management believes these initiatives will continue to support agent productivity, operational efficiency and the expansion of recurring revenue streams over time.

As part of its broader capital allocation strategy, the Company also implemented its Digital Asset Treasury strategy during fiscal 2026. The strategy is governed by the Company’s Treasury Reserve Policy and is designed to deploy excess treasury assets in a disciplined manner while maintaining appropriate liquidity, governance and risk management standards. Activities undertaken during the period included digital asset acquisitions, treasury financing arrangements and delegated staking activities.

As of May 31, 2026, the Company held digital assets with a fair value of approximately $49.4 million, generated $620,849 of staking income during the nine-month period and recognized $2.8 million of non-cash fair value gains resulting from changes in market prices. Because the Company’s digital assets are measured at fair value under U.S. GAAP, reported earnings may experience significant period-to-period volatility that does not necessarily correspond to realized cash flows or underlying operating performance.

Management continues to evaluate both mortgage market conditions and digital asset markets in allocating capital, managing liquidity and assessing future operating opportunities.

RESULTS OF OPERATIONS

The Company’s results of operations for the three and nine months ended May 31, 2026 reflect the combination of its traditional mortgage operations together with the implementation of its Digital Asset Treasury strategy. As a result, comparisons with prior periods should be viewed in the context of the Company’s expanded business activities.

Reported operating results during the current period were significantly influenced by:

●	the fair value remeasurement of digital assets under ASC 350-60;
●	staking income generated from digital asset holdings;
●	financing costs associated with the Company’s treasury financing arrangements;
●	interest income generated from treasury placement and financing activities; and
●	continued mortgage brokerage and technology platform operations.

Because fair value adjustments are recognized in earnings each reporting period, reported net income may vary significantly based on changes in digital asset market prices and may not correspond to realized cash flows during the period.

Net Income

For the three months ended May 31, 2026, the Company reported net income of $25.3 million, compared to a net loss of $0.6 million during the prior-year period. The improvement primarily reflects the implementation of the Company’s Digital Asset Treasury strategy during fiscal 2026, which contributed non-cash fair value gains on digital assets, staking income and interest income. These benefits were partially offset by higher financing costs associated with the Company’s treasury financing arrangements and continued operating expenses related to its mortgage platform.

The principal drivers of the period-over-period change were:

● A $25.8 million non-cash, market-driven fair value gain on the Company’s recognized digital asset holdings;

● $0.4 million of staking income generated from the Company’s digital asset treasury activities;

● $0.2 million of interest income earned on treasury financing and lending activities; and

● Continued cost management across the Company’s mortgage operations.

These items were partially offset by:

● Interest expense and bank charges of $0.4 million, primarily related to borrowings supporting the Company’s Digital Asset Treasury strategy;

● A $0.4 million loss on the change in fair value of warrant liabilities;

● Advertising and marketing expenses of $0.3 million;

● Salaries, wages and benefits of $0.4 million; and

● Depreciation and amortization of $0.3 million.

Because the Company measures its recognized digital assets at fair value under ASC 350-60, reported net income includes significant non-cash gains and losses resulting from changes in market prices. Accordingly, period-to-period comparisons of reported earnings may not necessarily reflect changes in the Company’s underlying operating cash flows or core mortgage operations.

Revenue

Revenue for the three months ended May 31, 2026 was $0.6 million, compared to $0.7 million for the comparable prior-year period, representing a decrease of $0.1 million, or approximately 16.7%.

The decrease primarily reflects lower mortgage origination activity within the Company’s Mortgage Operations segment as the Canadian residential mortgage market continued to experience reduced transaction volumes, housing affordability constraints and disciplined underwriting standards despite improving interest rate conditions. These factors reduced commission-based revenue associated with funded mortgage transactions during the period.

The decrease in mortgage brokerage revenue was partially offset by continued contributions from the Company’s recurring and ancillary revenue streams, including subscription-based software, underwriting, insurance and sponsorship revenues, which continue to diversify the Company’s revenue base beyond traditional mortgage origination activity.

Income generated from the Company’s Digital Asset Treasury strategy, including staking income, is presented separately from revenue and is therefore not included within revenue from contracts with customers.

Operating Expenses

Total operating expenses and other income for the three months ended May 31, 2026 resulted in a net recovery of approximately $24.3 million, compared to total operating expenses of approximately $0.6 million for the comparable prior-year period. The year-over-year change primarily reflects the implementation of the Company’s Digital Asset Treasury strategy, including the recognition of non-cash fair value gains on recognized digital assets and staking income, partially offset by financing costs associated with treasury activities and ongoing mortgage operating expenses.

Excluding the impact of digital asset fair value remeasurement and staking income, the Company continued to incur operating expenses related to:

●	Selling, general and administrative expenses;
●	Advertising and marketing;
●	Salaries, wages and benefits;
●	Interest expense and bank charges; and
●	Depreciation and amortization.

Interest expense increased significantly from the prior-year period as a result of financing arrangements established to support the Company’s Digital Asset Treasury strategy.

Fair Value and Treasury Activities

During the quarter, the Company recognized a $25.8 million non-cash fair value gain on its recognized digital assets resulting from increases in the market price of Injective (“INJ”) during the reporting period. Under ASC 350-60, recognized digital assets are measured at fair value, with changes in fair value recognized in earnings each reporting period. Accordingly, these gains do not represent realized cash gains.

In addition, the Company recognized:

●	Staking income of $399,134;
●	Interest income of $155,480;
●	A gain on derivative liabilities of $26,812; and
●	A loss on the remeasurement of warrant liabilities of $52,018.

Collectively, these items materially affected reported operating results for the quarter but do not necessarily reflect the performance of the Company’s core mortgage operations or operating cash flows.

Operating Income and Net Income

As a result of the factors discussed above, the Company reported income from operations of approximately $24.9 million for the three months ended May 31, 2026, compared to an operating loss of approximately $0.7 million for the comparable prior-year period.

The improvement primarily reflects the implementation of the Company’s Digital Asset Treasury strategy, including non-cash fair value gains on recognized digital assets and staking income, partially offset by financing costs associated with treasury activities and ongoing operating expenses.

Interest income generated from treasury activities is presented below income from operations and therefore contributed to net income but not operating income.

Management believes operating income should be considered together with the Company’s underlying operating performance, as fair value accounting for digital assets under ASC 350-60 may introduce significant period-to-period volatility that does not necessarily correspond to realized cash flows or changes in the Company’s core mortgage operations.

For the three months ended May 31, 2026, the Company reported basic and diluted earnings per share of approximately $0.99, compared to a basic and diluted loss per share of approximately $0.93 for the comparable prior-year period.

Nine Months Ended May 31, 2026 Compared to May 31, 2025

The Company’s nine-month results reflect the combined impact of its Mortgage Operations segment and its Digital Asset Treasury strategy, including digital asset acquisitions, staking income, fair value remeasurement of digital assets, financing costs, interest expense and warrant-related fair value adjustments.

Non-GAAP Financial Measures

Management supplements its U.S. GAAP results with certain non-GAAP financial measures, including Adjusted Operating Income (Loss) and Adjusted EBITDA, which management uses to evaluate the underlying operating performance of the Company’s business.

These measures exclude items that management believes are not indicative of ongoing operating performance or that may significantly affect comparability between reporting periods, including:

● Non-cash fair value adjustments related to digital assets;

● Changes in the fair value of warrant and derivative liabilities;

● Financing-related costs associated with capital-raising activities; and

● Certain other items that may not be comparable across reporting periods.

Because the Company’s Digital Asset Treasury strategy is accounted for under ASC 350-60, reported GAAP results may include significant non-cash gains or losses resulting from changes in the market value of digital assets. Management believes these supplemental measures assist investors in evaluating operating performance exclusive of such market-driven accounting adjustments.

These measures should not be considered in isolation or as a substitute for results prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

Adjusted Operating Income (excluding fair value changes)

For the nine months ended:	May 31, 2026
$
GAAP Net loss	(1,346,969)
Adjustments to reconcile GAAP net income to adjusted operating income (loss):
Unrealized gain on digital assets	(2,809,971)
Share-based compensation	142,000
Financing-related costs (ELOC, warrants)	2,825,558
Advertising and marketing expenses not considered indicative of period-over-period comparability	708,691
Interest expense	1,077,031
Gain on fair value of warrant liabilities	(467,408)
Adjusted operating income (loss) (Non-GAAP)	128,932

Management uses Adjusted Operating Income as a supplemental measure to evaluate the underlying operating performance of the Company’s business by excluding items that management believes are not reflective of ongoing operating activities or that may reduce comparability between reporting periods. During the nine months ended May 31, 2026, the most significant adjustments related to non-cash fair value gains on digital assets, financing-related costs associated with capital raising activities, and changes in the fair value of financial instruments.

While these adjustments provide additional insight into operating trends, they should not be considered in isolation or as a substitute for U.S. GAAP results.

Adjusted EBITDA

For the nine months ended:	May 31, 2026
$
Adjusted operating income (loss) (Non-GAAP)	128,932
Adjustments:
Interest income	(369,539)
Depreciation and amortization	719,173
Adjusted EBITDA (Non-GAAP)	478,566

Management also evaluates Adjusted EBITDA as a supplemental measure of operating performance. Adjusted EBITDA further excludes depreciation, amortization, interest income, interest expense and other non-operating items to facilitate period-over-period comparisons of operating performance.

Because the Company’s Digital Asset Treasury strategy introduces significant non-cash fair value adjustments under U.S. GAAP, management believes Adjusted EBITDA provides investors with an additional perspective on operating performance exclusive of these accounting-driven fluctuations. However, Adjusted EBITDA has important limitations and should not be considered a substitute for net income, operating income or cash flows determined in accordance with U.S. GAAP.

Operating Performance Metrics

	Nine months period Ended May 31,
	2026	2025	2024
Mortgage volume	1,148,188,741	1,183,621,251	1,083,771,257
Gross billing	10,510,212	13,048,445	11,450,989
Commission expense	9,419,249	11,856,728	10,456,703
Net sales revenue	1,090,963	1,191,717	994,286
Underwriting revenue	76,863	92,784	115,244
Insurance	72,874	101,598	-
Subscription revenue	625,019	559,993	560,261
Sponsorship revenue	142,733	169,377	-
Other revenue	43,883	143,927	301,585

	Three months ended May 31,
	2026	2025	2024
Mortgage volume	318,790,079	412,428,436	377,640,286
Gross billing	3,038,778	4,400,201	4,449,848
Commission expense	2,730,429	4,044,402	3,713,400
Net sales revenue	308,349	355,799	736,448
Underwriting revenue	26,110	35,143	41,454
Insurance	16,919	31,068	-
Subscription revenue	206,529	191,927	181,701
Sponsorship revenue	43,845	40,857	-
Other revenue	20,750	93,709	-

Note: Gross billing represents total commissions billed to lending institutions on funded mortgage transactions. Commission expense represents amounts payable to mortgage agents, brokers and referral partners. Net sales revenue represents gross billing less commission expense and is presented on a net basis because the Company acts as an agent in these arrangements. The other revenue categories presented above include underwriting revenue, insurance revenue, subscription revenue, sponsorship revenue and other ancillary revenue streams. Staking income and fair value gains or losses on digital assets are excluded from the table above and are presented separately in the condensed interim consolidated statements of operations and comprehensive loss.

In addition to U.S. GAAP and non-GAAP financial measures, management monitors several operating metrics that it believes provide additional insight into the performance of the Company’s Mortgage Operations segment. These metrics include mortgage volume, gross billings, net sales revenue, subscription revenue, underwriting revenue, insurance revenue, sponsorship revenue and other ancillary revenue streams.

Management believes these operating metrics provide useful information regarding the scale of the Company’s mortgage platform, the level of customer activity and the continued diversification of revenue sources, which was supported by:

● Consistent mortgage-related revenue generation despite continued softness in Canadian mortgage origination activity;

● Growth in subscription revenue compared with the prior-year period;

● Continued contribution from insurance, sponsorship, underwriting, and other mortgage-related revenue streams;

● Improved cost structure following optimization initiatives across headcount, overhead, and selling, general and administrative expenses; and

● Early contributions from the Company’s digital asset treasury activities, including staking income.

Nine Months Ended May 31, 2026

For the nine months ended May 31, 2026, mortgage volume was $1.15 billion, compared to $1.18 billion for the same period in 2025. Gross billing decreased to $10.5 million from $13.0 million, while commission expense decreased to $9.4 million from $11.9 million. Net sales revenue was $1.1 million, compared to $1.2 million for the prior-year period.

Subscription revenue increased to $625,019 for the nine months ended May 31, 2026, compared to $559,993 for the same period in 2025. This increase partially offset decreases in net sales revenue, underwriting revenue, insurance revenue, sponsorship revenue and other income.

This improvement in adjusted operating performance was driven by the combined impact of revenue stability, growth in recurring and fee-based revenue streams, and a structural reduction in the Company’s operating cost base. Management believes these actions position the Company for improved operating leverage as revenue scales.

Management believes that this adjusted measure provides a more meaningful view of the Company’s core operating performance, as it removes the effects of:

● Market-driven volatility in digital asset fair value remeasurements;

● Financing activities and related accounting impacts, including non-recurring financing costs;

● Non-cash remeasurement adjustments; and

● Certain costs that management does not consider indicative of ongoing operating performance.

However, this non-GAAP measure should not be considered in isolation or as a substitute for financial results prepared in accordance with U.S. GAAP. This measure may also not be comparable to similarly titled measures used by other companies.

Three Months Ended May 31, 2026

For the three months ended May 31, 2026, mortgage volume was $318.8 million, compared to $412.4 million for the same period in 2025. Gross billing decreased to $3.0 million from $4.4 million, while commission expense decreased to $2.7 million from $4.2 million.

Despite lower mortgage volume and gross billing, net sales revenue increased to $308,349 for the three months ended May 31, 2026, compared to $288,161 for the same period in 2025. The increase in net sales revenue reflects changes in revenue mix and commission expense relative to gross billing.

Subscription revenue increased to $206,529 for the three months ended May 31, 2026, compared to $191,927 for the same period in 2025. This increase was partially offset by decreases in underwriting revenue, insurance revenue, sponsorship revenue and other income.

Management believes the three-month period reflects the Company’s current operating profile following recent financing, restructuring and cost optimization initiatives. The Company continues to focus on improving operating leverage, maintaining its mortgage platform capabilities, and expanding recurring and ancillary revenue streams.

Digital Asset Treasury Strategy

During fiscal 2026, the Company implemented its Digital Asset Treasury (“DAT”) strategy as part of its broader capital allocation framework. The strategy complements the Company’s Mortgage Operations by providing a disciplined framework for managing excess treasury assets while maintaining appropriate liquidity, governance and risk management.

The Company’s DAT strategy is governed by its Treasury Reserve Policy and overseen by the Board of Directors through its Special Advisory Committee. The strategy currently includes:

● Digital Asset Ownership – Acquisition and long-term ownership of digital assets, primarily Injective (“INJ”) tokens, as treasury reserve assets.

● Treasury Yield Generation – Participation in delegated staking activities designed to generate additional income on treasury-held digital assets.

● Treasury Financing – Utilization of secured financing arrangements intended to improve capital efficiency while maintaining prudent collateral coverage and liquidity.

● Treasury Placement Arrangements – Short-duration lending and treasury placement activities designed to generate additional yield on excess treasury assets, subject to the Company’s Treasury Reserve Policy and corporate governance procedures.

● Risk Management and Governance – Formal oversight of treasury activities through established liquidity thresholds, custody requirements, counterparty standards, financing limits and approval procedures.

As of May 31, 2026, the Company:

● Held recognized digital assets with a fair value of approximately $49.4 million;

● Generated $620,849 of staking income during the nine-month period;

● Maintained secured financing arrangements totaling approximately $21.4 million;

● Maintained approximately $12.0 million of treasury-related loan receivables; and

● Maintained approximately $5.4 million of restricted collateral balances supporting treasury financing arrangements.

Management’s objective is to prudently deploy capital while maintaining sufficient liquidity to support the Company’s operating business. Accordingly, treasury activities are conducted alongside ongoing evaluations of working capital requirements, financing obligations, collateral maintenance requirements, market conditions and overall risk management considerations.

Under U.S. GAAP, recognized digital assets within the scope of ASC 350-60 are measured at fair value, with unrealized gains and losses recognized in earnings each reporting period. As a result, reported operating results may experience significant volatility arising from changes in digital asset market prices, even where no assets have been sold and no corresponding cash flows have been realized.

Modified Net Asset Value (mNAV)

Management monitors Modified Net Asset Value (“mNAV”) as a supplemental treasury performance metric in evaluating the relationship between the Company’s market valuation and the capital deployed through its Digital Asset Treasury strategy.

Management believes mNAV provides useful supplemental information because the Company’s Digital Asset Treasury strategy includes not only digital assets, but also financing arrangements, collateral balances and treasury placement activities that support the overall treasury portfolio. Accordingly, management believes evaluating enterprise value relative to the broader treasury asset base provides additional context when assessing the Company’s capital allocation strategy.

For purposes of this metric:

● Enterprise Value represents the Company’s market capitalization adjusted for debt and cash balances.

● Treasury Value represents the fair value of digital assets together with capital deployed in treasury-related activities, including restricted collateral balances, loan receivables and other assets directly supporting the Company’s Digital Asset Treasury strategy.

The following table summarizes management’s calculation of mNAV as of May 31, 2026:

May 31, 2026
Common stock issued and outstanding	25,534,070
Share price	$1.07
Market capitalization	27,321,455
Less: Cash	(5,089,707)
Plus: Loans payable	21,442,877
Plus: Interest payable	136,096
Plus: Warrant liability	150,198
Enterprise Value	43,960,919

Recognized digital assets	49,400,549
Plus: Loans receivable	12,002,619
Plus: Interest receivable	66,849
Plus: Restricted cash	5,424,320
Plus: Derivative assets / (liabilities)	(65,241)
Plus: Other DAT Assets	559,103
Treasury Value	67,388,199

mNAV	0.65 : 1.00

As of May 31, 2026, the Company’s Treasury Value consisted primarily of:

● Recognized digital assets with a fair value of approximately $49.4 million;

● Treasury-related loan receivables of $12.0 million;

● Restricted collateral balances of $5.4 million; and

● Other treasury-related assets and liabilities supporting the Company’s Digital Asset Treasury strategy.

Management believes mNAV is a useful supplemental metric for evaluating the Company’s treasury activities; however, it is not a measure of financial performance under U.S. GAAP and should not be considered in isolation or as a substitute for GAAP financial measures. The calculation of mNAV involves management judgment, including the determination of which assets and liabilities are included within Treasury Value, and may not be comparable to similarly titled measures presented by other companies.

The Company’s cash balance is currently managed at the corporate level and is not fully allocated between operating liquidity and treasury activities. Accordingly, unrestricted cash has been excluded from Treasury Value for purposes of the mNAV calculation in this period. To the extent cash is deployed into digital asset strategies in future periods, it is expected to be included within Treasury Value.

In addition, certain amounts related to financing and collateral arrangements, including restricted cash, loan receivable balances and derivative-related balances, may be included within Treasury Value where such amounts represent capital actively deployed in support of the Company’s digital asset strategy.

The Company’s treasury strategy is governed by internal policies that prioritize liquidity and risk management, including:

● Maintaining minimum operating cash reserves;

● Limiting the use of leverage;

● Avoiding rehypothecation of assets; and

● Implementing governance through internal review processes.

Staking rewards generated from digital asset holdings represent an incremental yield component of the Company’s capital allocation strategy.

Recognized digital assets are measured at fair value under ASC 350-60, with changes in fair value recognized in earnings each reporting period. Accordingly, reported financial results may experience significant volatility arising from changes in market prices, which may not correspond to realized cash flows or management’s assessment of the Company’s underlying operating performance.

The calculation of mNAV involves significant judgment, including the determination of which assets and liabilities are included in Enterprise Value and Treasury Value, and may differ from methodologies used by other companies. Accordingly, this measure may not be comparable to similarly titled measures and could produce materially different results if calculated under alternative assumptions.

Revenue and Operating Metrics

The Company’s primary sources of revenue include:

● Commissions earned from mortgage originations;

● Underwriting income;

● Subscription fees charged to mortgage agents;

● Insurance commission revenue;

● Sponsorship revenue; and

● Other ancillary income streams.

In addition, the Company recognizes digital asset-related income, including staking income, separately from revenue from contracts with customers.

Nine Months Ended May 31, 2026

For the nine-month period, the Company generated revenue from a diversified set of sources, supported by its mortgage operations, together with income generated from its digital asset treasury strategy.

● Mortgage volume was $1.15 billion, compared to $1.18 billion in the prior-year period, reflecting a modest decrease in origination activity.

● Gross billings were $10.4 million, compared to $13.0 million in the prior-year period, primarily reflecting market conditions, transaction mix and competitive pricing dynamics.

● Commission expense totaled $9.4 million, compared to $11.9 million in the prior-year period, consistent with the decrease in gross billings and mortgage activity.

● Net sales revenue was approximately $1.0 million, compared to $1.2 million in the prior-year period.

Additional revenue and income streams included:

● Underwriting revenue of $0.08 million;

● Insurance revenue of $0.07 million;

● Subscription revenue of $0.63 million, reflecting continued agent platform engagement;

● Sponsorship revenue of $0.14 million;

● Staking income of $0.62 million, representing income generated from the Company’s digital asset holdings; and

● Other revenue of approximately $0.13 million.

Overall, while mortgage-related revenues remained affected by continued softness in the Canadian mortgage market, the Company’s subscription revenue remained stable and its digital asset treasury strategy contributed incremental income through staking activities.

Three Months Ended May 31, 2026

For the three-month period ended May 31, 2026:

● Mortgage volume was $318.8 million, compared to $412.4 million in the prior-year period;

● Gross billings were approximately $3.0 million, compared to $4.4 million in the prior-year period;

● Commission expense totaled $2.7 million, compared to $4.0 million in the prior-year period; and

● Net sales revenue was approximately $0.30 million, compared to $0.36 million in the prior-year period.

Other revenue and income components included:

● Underwriting revenue of $0.03 million;

● Insurance revenue of $0.02 million;

● Subscription revenue of $0.21 million;

● Sponsorship revenue of $0.04 million;

● Staking income of $0.40 million, reflecting the Company’s digital asset treasury strategy; and

● Other revenue of approximately $0.03 million.

The decrease in mortgage-related revenue metrics during the quarter was driven by lower mortgage volume, ongoing market softness, affordability constraints and competitive pressures. These factors were partially offset by stable subscription revenue and contributions from digital asset staking activities.

Overall Performance Commentary

Management believes that the Company’s operating results for both the three- and nine-month periods demonstrate:

● Resilience in core mortgage operations despite a challenging macroeconomic environment;

● Continued contribution from recurring and ancillary revenue streams, including subscription, insurance, sponsorship and underwriting revenue;

● Successful diversification into digital asset activities, including staking income generation; and

● Continued focus on cost management and operational efficiency.

Reported results were significantly impacted by non-cash, market-driven fair value remeasurement of recognized digital asset holdings and financing-related costs. For the three months ended May 31, 2026, the Company recognized a $25.8 million fair value gain on digital assets and $0.4 million of staking income. For the nine months ended May 31, 2026, the Company recognized a $2.8 million fair value gain on digital assets and $0.6 million of staking income.

These results reflect the impact of the Company’s digital asset treasury strategy, structural cost reduction initiatives, and continued efforts to reduce fixed costs and improve operating leverage.

The Company’s primary sources of revenue include commissions earned from lenders on mortgage originations, underwriting income, subscription fees charged to mortgage agents, insurance commission revenue, sponsorship revenue and other ancillary income. In addition, the Company recognizes staking income from digital asset holdings separately from revenue from contracts with customers.

Path to Operating Leverage

As the Company advances its strategic initiatives, management is focused on driving operating leverage and improving earnings quality through:

● Increasing revenue per mortgage transaction;

● Expanding higher-margin ancillary and subscription-based revenue streams;

● Driving efficiency across operations and reducing cost per funded loan;

● Enhancing agent productivity through technology and automation; and

● Improving capital efficiency through its digital asset treasury strategy.

The Company expects that improvements in agent productivity, data monetization, recurring revenue, and capital efficiency will contribute to a more scalable and profitable operating model over time.

Gross Billing

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

This net revenue is driven by the Company’s role as an intermediary providing technology infrastructure, compliance oversight, and workflow support, rather than acting as the primary obligor in the mortgage funding transaction.

Subscription Revenue

Users access and use the Company’s technology platform, Pineapple Plus, for a flat monthly service fee of $145.00. In exchange for this fee, users of Pineapple Plus have access to a network management system that allows them to perform back-office procedures more efficiently and effectively. The platform enables users to process mortgage transactions, prepare documentation, and complete packages for submission to financial institutions for funding.

The Company has a strong user base, which has experienced significant growth since inception. Subscription revenue is recognized over the period during which access to the platform is provided.

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

Management believes that, over time, these initiatives may enable the Company to monetize its platform beyond traditional transaction-based revenue, supporting higher-margin recurring revenue streams and improved earnings quality. However, these capabilities remain under development, and there can be no assurance as to their timing, scope or ultimate commercial impact.

These initiatives may also support the structured digitization and utilization of mortgage-related data assets, enabling new forms of data accessibility, reporting and monetization over time.

Staking Income

The Company earns staking income from its digital asset holdings by participating in blockchain network validation activities. Staking rewards are received in the form of additional digital tokens and are not considered revenue from contracts with customers under ASC 606.

Staking income is recognized within other income when the Company obtains control of the reward tokens, which generally occurs when the rewards are received or become claimable by the Company. Such rewards are measured at fair value at the time of receipt using quoted market prices in active markets in accordance with ASC 820, Fair Value Measurement.

Subsequent to initial recognition, the related digital assets are included within digital assets and are remeasured at fair value at each reporting date, with changes in fair value recognized in earnings in accordance with the Company’s accounting policy for digital assets.

Underwriting Fee

Users can optionally use the Company’s expert risk pre-assessment service, which assists them in pre-underwriting their loans before submission to a lender for approval and funding. This service is designed to reduce the time required for lender partners to assess mortgage applications.

The Company charges an underwriting fee based on the size of the mortgage transaction. The Company has undertaken programs to educate and inform users of this service in further detail. Management believes this service may increase user engagement, improve deal quality, and enhance the services offered through the platform.

Insurance Commission Revenue

The Company earns insurance commission revenue through Pineapple Insurance, which acts as a broker for third-party insurance carriers. When customers purchase insurance policies through the Company’s platform, the Company receives commissions from insurance providers based on premiums written.

Commission revenue is recognized at the point in time when the underlying insurance policy becomes effective and the Company’s performance obligations are satisfied. Insurance commission revenue is presented net of referral fees, agent commissions, and other consideration payable to mortgage agents or third-party partners, as these amounts represent direct transaction-related costs. Renewal commissions are recognized only when they become fixed and determinable based on confirmation from the insurance carriers.

Other Income

Other income includes technology setup fees, sponsorship fees, and other ancillary income streams.

Components of Operating Expenses

The Company’s operating expenses, as presented in the statement of operations data, include salaries, commissions and team member benefits, selling, general and administrative expenses, marketing and advertising expenses, depreciation and amortization, interest expense, share-based compensation, financing-related costs and other expenses.

Salaries, Commissions and Team Member Benefits

Payroll expenses include team members’ salaries, commissions, payroll taxes and benefits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include software subscriptions, license fees, professional services, insurance, rent, dues and subscriptions, travel, office and general expenses, consulting fees and other operating expenses.

Share-Based Compensation

Share-based compensation comprises equity awards and is measured and expensed under ASC 718, Compensation—Stock Compensation.

Comparison of the Nine Months Ended May 31, 2026 and 2025

Nine months ended	May 31, 2026 ($)	May 31, 2025 ($)	Increase / (Decrease) ($)	Increase / (Decrease) %
Revenue	2,052,335	2,259,396	(207,061)	(9.16)%
Expenses
Selling, general and administrative	1,747,235	1,522,778	224,457	14.74%
Advertising and Marketing	708,691	617,987	90,704	14.68%
Salaries, wages and benefits	740,798	1,223,722	(482,924)	(39.46)%
Interest expense and bank charges	1,077,031	306,267	770,764	251.66%
Depreciation and amortization	719,173	648,991	70,182	10.81%
Fair value gain on digital assets	(2,809,970)	-	(2,809,970)	100.00%
Staking income	(620,849)	-	(620,849)	100.00%
Government incentive	(81,792)	(70,657)	(11,135)	15.76%
Total expense	1,480,317	4,249,088	(2,768,771)	(65.46)%
Gain/(loss) from operations	572,018	(1,989,692)	2,561,710	128.75%
Foreign exchange gain (loss)	27,068	(1,905)	28,973	1,520.89%
Interest income	369,539	-	369,539	100.00%
Financing cost – warrants	(1,325,558)	-	(1,325,558)	100.00%
Financing cost – ELOC	(1,500,000)	-	(1,500,000)	100.00%
Gain on change in fair value of derivative liability	42,556	-	42,556	100.00%
Gain on change in fair value of warrant liability	467,408	341,765	125,643	36.76%
Net income (loss)	(1,346,969)	(1,814,112)	467,143	25.375%

Comparison of the Three Months Ended May 31, 2026 and 2025

Three months ended	May 31, 2026 ($)	May 31, 2025 ($)	Increase / (Decrease) ($)	Increase / (Decrease) %
Revenue	622,502	746,903	(124,401)	(16.66)%
Expenses
Selling, general and administrative	552,659	527,835	24,824	4.70%
Advertising and Marketing	292,314	292,489	(175)	(0.06)%
Salaries, wages and benefits	391,309	394,648	(3,339)	(0.85)%
Interest expense and bank charges	448,510	31,216	417,294	1,336.80%
Depreciation and amortization	255,023	219,355	35,668	16.26%
Fair value gain on digital assets	(25,824,284)	-	(25,824,284)	100.00%
Staking income	(399,134)	-	(399,134)	100.00%
Government incentive	(27,423)	(22,109)	(5,314)	24.04%
Total expense	(24,311,026)	1,443,434	(25,754,460)	(1,784.25)%
Gain/(loss) from operations	24,933,528	(696,531)	25,630,059	3,679.67%
Foreign exchange gain (loss)	186,281	(6,018)	192,299	3,195.40%
Interest income	155,480	-	155,480	100.00%
Gain/(loss) on change in fair value of derivative	(7,799)	-	(7,799)	100.00%
Gain on change in fair value of derivative liability	34,611	-	34,611	100.00%
Gain (loss) on change in fair value of warrant liability	(52,018)	309,516	(361,534)	(116.81)%
Net income (loss)	25,250,083	(557,736)	25,807,819	4,627.25%

RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

The breakdown of selling, general and administrative expenses for the nine-month period ended May 31, 2026 is as follows:

Nine months ended	May 31, 2026 ($)	May 31, 2025 ($)	Increase / (Decrease) ($)	Increase / (Decrease) %
Selling, general and administrative expenses	1,747,235	1,522,778	224,457	14.74%

Selling, general and administrative expenses for the nine months ended May 31, 2026 were $1.7 million, compared to $1.5 million for the same period in the prior year, representing an increase of $224,457, or 14.74%. The increase was primarily driven by higher professional, compliance, insurance and corporate costs associated with the Company’s public company reporting obligations, financing activities and expanded business activities, partially offset by cost optimization initiatives.

Revenue

Revenue for the nine months ended May 31, 2026 was $2.1 million, compared to $2.3 million in the comparable prior-year period, representing a decrease of $0.2 million, or 9.2%.

The decrease in revenue was primarily attributable to:

● Lower mortgage volume and gross billings compared with the prior-year period;

● Continued softness in Canadian mortgage origination activity; and

● Changes in the timing and mix of mortgage-related revenue streams.

These decreases were partially offset by higher subscription revenue and continued contribution from insurance, sponsorship, underwriting and other mortgage-related revenue streams.

In addition, the Company recognized staking income of $620,849 during the nine months ended May 31, 2026, generated from its digital asset holdings. In accordance with U.S. GAAP, staking income is presented separately and is not included in revenue from contracts with customers.

Operating Expenses

Total operating expenses and other income for the nine months ended May 31, 2026 resulted in net expenses of approximately $1.5 million, compared to total expenses of $4.2 million in the prior-year period.

The change was primarily driven by:

● A $2.8 million non-cash, market-driven fair value gain on digital assets;

● $620,849 of staking income;

● Lower salaries, wages and benefits due to cost optimization initiatives;

● Partially offset by $1.5 million of financing costs related to the ELOC arrangement;

● $1.3 million of warrant-related financing costs; and

● Higher interest expense associated with new borrowings related to the Company’s digital asset treasury strategy.

Other notable changes in operating expenses include:

● Advertising and marketing expenses increased by 14.7%, reflecting continued investments in growth and customer acquisition initiatives;

● Salaries, wages and benefits decreased by 39.5%, primarily due to workforce optimization initiatives; and

● Selling, general and administrative expenses increased by 14.7%, reflecting higher professional and public company-related costs, partially offset by cost management initiatives.

Operating Income and Net Loss

As a result of the foregoing, the Company reported:

● Income from operations of $0.6 million, compared to a loss from operations of $2.0 million in the prior-year period; and

● A net loss of $1.3 million, compared to a net loss of $1.8 million in the prior-year period.

The reduction in net loss was primarily attributable to:

● A non-cash, market-driven fair value gain on digital assets;

● Staking income generated from digital asset holdings;

● Interest income; and

● A gain on remeasurement of warrant liabilities.

These were partially offset by financing-related costs, including warrant and ELOC-related expenses, higher interest expense and other operating expenses.

Other Income and Expenses

Other income and expenses for the nine-month period included:

● Interest income of $369,539;

● Financing cost related to ELOC of $1.5 million;

● Financing cost related to warrants of $1.3 million;

● Gain on change in fair value of warrant liabilities of $467,408;

● Gain on change in fair value of derivative liabilities of $42,556;

● Foreign exchange gain of $22,787; and

● Staking income of $620,849, recognized separately from revenue.

These items reflect the Company’s financing activities and exposure to digital asset markets and are not directly related to its core mortgage brokerage operations.

Three Months Ended May 31, 2026 Compared to May 31, 2025

Revenue

Revenue for the three months ended May 31, 2026 was $0.6 million, compared to $0.7 million in the comparable prior-year period, representing a decrease of $0.1 million, or 16.7%.

The decrease in revenue was driven by:

● Lower mortgage volume compared with the prior-year period;

● Lower gross billings; and

● Continued market softness and affordability constraints in the Canadian mortgage market.

During the quarter, the Company also recognized staking income of $399,134, which is presented separately from revenue.

Operating Expenses

Total operating expenses and other income for the three months ended May 31, 2026 resulted in a net recovery of $24.3 million, compared to total expenses of $1.4 million in the prior-year period.

The change was primarily attributable to:

● A $25.8 million non-cash, market-driven fair value gain on digital assets;

● $399,134 of staking income; and

● Partially offset by higher interest expense and other normal-course operating expenses.

Additional changes include:

● Advertising and marketing expenses remained consistent with the prior-year period;

● Salaries, wages and benefits remained relatively stable compared with the prior-year period;

● Selling, general and administrative expenses increased by 4.7%, primarily driven by professional, administrative and compliance costs; and

● Interest expense and bank charges increased significantly due to borrowings associated with the Company’s digital asset treasury strategy.

Operating Income and Net Income

As a result of the foregoing, the Company reported:

● Income from operations of $24.9 million, compared to a loss from operations of $0.7 million in the prior-year period; and

● Net income of $24.9 million, compared to a net loss of $0.6 million in the prior-year period.

The improvement in net income was primarily driven by:

● A non-cash, market-driven fair value gain on digital assets;

● Staking income; and

● Interest income.

These were partially offset by higher interest expense, warrant liability remeasurement loss and normal-course operating expenses.

Other Income and Expenses

Other income and expenses for the quarter included:

● Interest income of $155,480;

● Foreign exchange gain of $186,281;

● Loss on change in fair value of warrant liabilities of $52,018;

● Gain on derivative liabilities of $26,812; and

● Staking income of $399,134, recognized separately from revenue.

Earnings Per Share

For the three months ended May 31, 2026, the Company reported basic and diluted earnings per share of approximately $0.99, compared to basic and diluted loss per share of $0.93 for the same period in the prior year.

For the nine months ended May 31, 2026, the Company reported basic and diluted loss per share of approximately $0.09. The basic weighted-average number of common shares outstanding for the nine months ended May 31, 2026 was approximately 14.5 million. Because the Company reported a net loss for the nine-month period, all potentially dilutive securities were excluded from diluted loss per share because their inclusion would have been anti-dilutive. Accordingly, the diluted weighted-average number of common shares outstanding was the same as the basic weighted-average number of common shares outstanding.

Warrants, stock options and restricted share units were excluded from diluted loss per share for the nine-month period because their effect would have been anti-dilutive.

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

Foreign Currency Transactions and Translation

The Company presents its consolidated financial statements in U.S. dollars (“USD”), which is the Company’s reporting currency. The functional currency of the Company’s Canadian mortgage brokerage and insurance operations is the Canadian dollar (“CAD”), as those operations primarily generate revenues and incur expenses in CAD and operate in the Canadian mortgage market. The functional currency of the Company’s digital asset treasury activities, including activities related to Injective tokens, is USD, as those activities are primarily managed, financed, measured and monitored in USD.

Transactions denominated in a currency other than the applicable functional currency are remeasured into the applicable functional currency at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in a currency other than the applicable functional currency are remeasured at the closing exchange rate at each reporting date, and the resulting foreign exchange gains or losses are recognized in the consolidated statements of operations and comprehensive loss.

For consolidated reporting, assets and liabilities of CAD functional currency operations are translated into USD at exchange rates in effect at the balance sheet date. Revenues and expenses of CAD functional currency operations are translated into USD using average exchange rates for the applicable period. Equity transactions are translated at historical exchange rates. Resulting translation adjustments are recorded within accumulated other comprehensive income or loss as foreign currency translation adjustments.

USD functional currency digital asset treasury activities are measured and reported directly in USD. Accordingly, those activities do not generate foreign currency translation adjustments from translation into the Company’s USD reporting currency, although transactions or balances denominated in currencies other than USD are remeasured through earnings.

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

The investments are measured at fair value, with changes in fair value or impairment losses, if any, recognized in the condensed consolidated statements of operations and comprehensive loss.

Digital Assets and Digital Asset Treasury Strategy

During fiscal 2026, the Company expanded its business activities to include a Digital Asset Treasury strategy, which is reported as part of its Crypto Asset Operations segment. The strategy includes the acquisition, custody, financing, staking, treasury management and investment of digital assets, primarily Injective (“INJ”) tokens. These activities are managed separately from the Company’s mortgage brokerage operations and are subject to internal treasury, custody, liquidity, counterparty risk management, accounting and compliance policies.

As of May 31, 2026, the Company held 7,561,000 INJ tokens, with an aggregate carrying value of $49.4 million, compared to no digital assets as of August 31, 2025. During the nine months ended May 31, 2026, the Company acquired digital assets through financing arrangements, staking rewards and equity issuance transactions. The Company recognized a net unrealized fair value gain of $2.81 million on its digital assets for the nine months ended May 31, 2026, reflecting changes in quoted market prices during the period. The Company also recognized staking income of $620,849 for the nine months ended May 31, 2026 and $399,134 for the three months ended May 31, 2026.

The Company measures its digital assets at fair value in accordance with U.S. GAAP, with changes in fair value recognized in earnings. As a result, the Company’s results of operations may experience significant period-to-period volatility due to changes in digital asset market prices. Fair value gains and losses are non-cash in nature unless and until the related digital assets are sold, exchanged, transferred or otherwise monetized. Staking income is recognized separately from revenue from contracts with customers and is not included in mortgage-related revenue.

The Company’s digital asset treasury activities are subject to significant risks, including volatility in digital asset prices, liquidity risk, custody and counterparty risk, regulatory uncertainty, collateral and financing risks, cybersecurity risks, staking protocol risks, and the risk that digital assets may decline materially in value. Management continues to monitor these risks and the impact of digital asset market conditions on the Company’s financial condition, results of operations, liquidity and capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, this disclosure is not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of May 31, 2026.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2026 due to the material weakness in internal control over financial reporting described below.

Management has identified a material weakness in the Company’s internal control over financial reporting related to insufficient segregation of duties within the finance function, primarily due to a limited number of personnel responsible for financial reporting, accounting, review and disclosure functions. This limitation affects the Company’s ability to consistently maintain an appropriate level of independent review over complex accounting areas, including, among others, share-based compensation, warrant liability valuation, derivative instruments, digital asset transactions, staking income, crypto asset custody reconciliations, restricted cash and financing arrangements, and related financial statement disclosures.

During the nine months ended May 31, 2026, the Company expanded its activities to include a Digital Asset Treasury strategy involving digital assets. As part of management’s evaluation of disclosure controls and procedures, management considered controls over the existence, custody and valuation of digital assets, wallet and custodian reconciliations, authorization of digital asset transactions, recognition of staking income, assessment of the principal market and fair value pricing inputs, restricted cash and collateral arrangements, and completeness and accuracy of related disclosures. Management continues to enhance its control environment in these areas; however, due to the limited number of finance personnel and the resulting segregation of duties limitation described above, the material weakness remained unremediated as of May 31, 2026.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

Notwithstanding the material weakness described above, management believes that the condensed interim consolidated financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with U.S. GAAP.

Remediation Plan

Management is committed to improving the Company’s internal control over financial reporting. Subject to available resources, management intends to continue enhancing the Company’s control environment by implementing additional review procedures, improving documentation of complex accounting estimates and judgments, enhancing reconciliations and review controls over digital asset activities, and evaluating the need for additional finance, accounting, valuation or compliance resources. The material weakness will not be considered remediated until the applicable controls have been designed, implemented and operated effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

Other than the ongoing enhancements described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings.

The Company is involved in the legal proceeding described under Note 15 - Commitments and Contingencies to the unaudited condensed interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The disclosure contained in Note 15 is incorporated herein by reference.

Except as described therein, the Company is not currently a party to any material pending legal proceedings, other than ordinary-course matters that management does not expect, individually or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A Risk Factors.

The following risk factors reflect material changes to, and should be read together with, the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025. The risks described below are not the only risks facing the Company. Additional risks and uncertainties that are not presently known to the Company, or that the Company currently considers immaterial, may also materially adversely affect its business, financial condition, results of operations, liquidity, cash flows and the market price of its common shares.

The Company commenced its Digital Asset Treasury strategy during fiscal 2026. Because this represents a material change to the Company’s business, capital structure and risk profile, the related risks should be disclosed as updates to the risks included in the prior Form 10-K. Form 10-Q requires disclosure of material changes to previously disclosed risk factors, while Item 105 of Regulation S-K calls for material, company-specific risks organized under relevant headings and an explanation of how each risk affects the registrant or its securities.

Risks Related to Our Digital Asset Treasury Strategy

Our substantial concentration in INJ exposes us to significant price volatility and could materially adversely affect our financial condition, results of operations and liquidity.

Our digital asset holdings are substantially concentrated in Injective tokens (“INJ”). As of May 31, 2026, we recognized 7,561,000 INJ tokens with a fair value of approximately $49.4 million. Accordingly, our financial condition, results of operations and shareholders’ equity are materially exposed to changes in the market price of a single digital asset.

Digital asset prices, including the price of INJ, have historically experienced significant volatility and may decline rapidly for reasons that may be difficult to predict, including changes in market sentiment, trading activity, token supply, protocol use, staking economics, regulatory developments, technological developments, cybersecurity incidents, macroeconomic conditions, actions by large token holders and developments affecting the Injective ecosystem.

Because our INJ holdings are measured at fair value, changes in the market price of INJ are recognized in earnings each reporting period. As a result, even when we do not sell any INJ, a decline in its market price could produce significant non-cash losses, reduce our assets and shareholders’ equity, adversely affect our ability to comply with collateral requirements and increase the risk that we will be required to provide additional collateral, repay borrowings or liquidate digital assets at unfavorable prices. Conversely, reported fair value gains may not represent realized cash proceeds or liquidity available to fund our operations.

We have not established a diversified portfolio of digital assets that would materially mitigate our exposure to INJ. A material or sustained decline in the price or utility of INJ could therefore have a disproportionate adverse effect on our business, financial condition, results of operations, liquidity and the market price of our common shares.

We may be unable to liquidate our INJ holdings at quoted market prices or in the amounts and within the time periods required to meet our obligations.

Although INJ is traded on digital asset markets, the liquidity, trading volume and market depth for INJ may vary significantly over time and across trading venues. The quoted market price used to measure our INJ holdings may not represent the price at which we could sell a significant quantity of INJ, particularly during periods of market stress, reduced trading activity or rapid price declines.

An attempt to sell a material portion of our holdings could adversely affect the market price of INJ, result in significant price slippage, incur substantial transaction costs or take longer than anticipated. Our ability to liquidate INJ may also be limited by custody procedures, collateral restrictions, staking arrangements, withdrawal delays, exchange limitations, blockchain congestion, regulatory restrictions or counterparty requirements.

If we are required to monetize INJ to meet operating expenses, debt maturities, collateral calls or other obligations, we may be unable to do so on acceptable terms or within the required time. This could materially adversely affect our liquidity, require us to seek additional financing on unfavorable terms or cause a default under our financing arrangements.

The custody of our digital assets exposes us to risks of loss, theft, cyberattack, unauthorized transactions and loss of access.

Our digital assets are maintained through institutional custody arrangements and digital wallets. Digital asset custody presents risks that differ from the custody of traditional financial assets, including risks associated with private keys, wallet credentials, transaction authorization, blockchain settlement, cybersecurity, operational controls and the technological infrastructure of custodians and service providers.

Our digital assets could be lost, stolen, misappropriated, transferred without authorization or rendered inaccessible as a result of cyberattacks, phishing, malware, compromised credentials, private-key loss, employee or service-provider misconduct, inadequate segregation of duties, software vulnerabilities, protocol failures or failures in our or a custodian’s operational controls.

Transactions on a blockchain may be irreversible. If INJ is transferred to an incorrect address, obtained through unauthorized access or otherwise lost, we may have no effective means of recovering the assets. Insurance maintained by us or our custodians, if any, may not cover all types of losses, may be subject to exclusions and limits, and may not be sufficient to compensate us fully.

Any loss of or inability to access our digital assets could materially reduce our assets, impair our ability to meet financing and collateral obligations and materially adversely affect our business, financial condition, results of operations, liquidity and reputation.

The failure, insolvency or misconduct of a custodian, lender, trading venue, asset manager or other digital asset counterparty could result in the loss of assets or restrict our access to liquidity.

We use a limited number of institutional counterparties in connection with digital asset custody, financing, trading, staking, treasury placement and collateral arrangements. These counterparties may hold our cash, stablecoins, INJ or other assets, execute transactions on our behalf, maintain collateral accounts or provide financing and related services.

A counterparty could experience insolvency, bankruptcy, liquidity constraints, cybersecurity incidents, fraud, operational failures, regulatory enforcement, suspension of withdrawals or other events that impair its ability to return our assets or satisfy its obligations. The legal status of assets held through a digital asset custodian or trading counterparty may be uncertain in an insolvency proceeding, and such assets may be treated as part of the counterparty’s bankruptcy estate rather than as assets held solely for our benefit.

Our contractual rights, security interests and legal remedies may be limited, delayed or difficult to enforce, particularly where a counterparty, custodian, wallet or relevant asset is located in a different jurisdiction. Any material counterparty failure could result in losses, delayed access to assets, inability to satisfy collateral or operating requirements and material adverse effects on our business, financial condition, results of operations and liquidity.

Staking our digital assets exposes us to lock-up, validator, slashing, protocol, liquidity and income-recognition risks.

We stake certain INJ holdings to generate staking rewards. Staking may require tokens to be delegated, committed or subject to unbonding or withdrawal periods during which they cannot be immediately transferred or sold. As a result, staked tokens may not be available when needed to satisfy operating requirements, collateral calls, debt obligations or other liquidity needs.

Staking rewards depend on factors outside our control, including protocol rules, validator performance, token inflation, participation rates, network activity and changes made by the Injective protocol or its governance participants. Staking yields may decline, rewards may be delayed or suspended, and the value of rewards may decline before they can be monetized.

Our staked assets may also be subject to slashing, penalties or loss if a validator fails to perform required functions, engages in prohibited conduct, experiences technical failures or is compromised. Even where staking is conducted through a third-party validator, we may bear some or all of the economic loss.

Changes in protocol design, network security, tax treatment, accounting requirements or regulatory treatment could reduce or eliminate the anticipated benefits of staking. Any such development could reduce staking income, result in losses of digital assets or restrict access to our tokens and could materially adversely affect our business, financial condition, results of operations and liquidity.

Our secured financing arrangements expose us to collateral calls, forced liquidation and loss of digital assets.

We have entered into secured financing arrangements in connection with our Digital Asset Treasury strategy, including arrangements with FalconX. These arrangements contain collateral maintenance requirements that may be affected by changes in the value of INJ, stablecoins or other collateral, as well as changes in applicable advance rates, valuation methodologies, eligibility criteria and contractual terms.

A decline in the value of collateral or an increase in required collateral levels could require us to deposit additional cash, stablecoins, INJ or other eligible assets on short notice. We may not have sufficient unrestricted liquidity or eligible collateral to satisfy such requirements. Failure to satisfy a collateral call or other financing obligation could constitute an event of default and permit the lender to seize, liquidate or otherwise enforce against pledged assets.

Forced liquidation could occur during a period of significant market volatility or depressed INJ prices, resulting in losses substantially greater than those that would have occurred through an orderly sale. Liquidation of collateral could also reduce our ability to participate in a subsequent market recovery and could adversely affect the market price of INJ.

The enforcement of security interests, guarantees or other creditor remedies could materially reduce our digital asset holdings and liquidity and materially adversely affect our business, financial condition, results of operations and ability to continue as a going concern.

Our use of leverage increases our exposure to market losses, interest expense, refinancing risk and debt maturity obligations.

As of May 31, 2026, we reported loans payable of approximately $21.4 million. Our borrowings increase our fixed obligations and expose us to interest expense, collateral requirements, repayment obligations, refinancing risk and potential events of default.

Leverage magnifies the effect of declines in the value of our digital assets. If the value of INJ declines while the principal amount of our debt remains fixed, our net asset value, liquidity and ability to repay the debt could deteriorate rapidly. Income from staking or other treasury activities may not be sufficient to cover interest expense, operating expenses and principal repayments.

We may be required to repay or refinance our debt under unfavorable market conditions. Additional financing may not be available when required or may be available only on terms that involve higher interest rates, additional collateral, restrictive covenants or substantial dilution to existing shareholders. If we cannot repay, refinance or otherwise satisfy our debt obligations, we may be required to sell assets at unfavorable prices, curtail operations or face enforcement by creditors.

Our derivative and option transactions may result in significant losses, collateral requirements and valuation uncertainty.

We have entered into derivative transactions relating to digital assets, including purchased puts, written calls and written put options. These instruments expose us to market, liquidity, counterparty, collateral, settlement and valuation risks.

Written call options may limit our participation in increases in the value of the underlying digital assets, while written put options may require us to acquire digital assets at prices above their market value or make cash payments under unfavorable market conditions. The combination of derivative positions may not provide the expected economic protection, particularly where market movements, volatility, liquidity or correlations differ from the assumptions used when the transactions were entered into.

Certain derivative values may depend on models and assumptions involving volatility, interest rates, remaining term, market liquidity and other inputs. Actual settlement values may differ materially from recorded fair values. Derivative transactions may also require additional collateral and could contribute to liquidity pressure or cross-default risk under related financing arrangements.

Losses or liquidity requirements arising from our derivative transactions could be material and could adversely affect our financial condition, results of operations, cash flows and ability to satisfy other obligations.

Our fair value measurements depend on our determination of a principal market and may not reflect realizable values.

We measure our recognized INJ holdings at fair value using quoted prices in the principal market that is accessible to us. We have identified Coinbase as our principal market for INJ as of May 31, 2026. This determination requires judgment regarding market accessibility, volume and level of activity.

Prices for INJ may differ among trading venues because of differences in liquidity, trading volume, market participants, geographic access, transaction costs, withdrawal restrictions and market disruption. The price used for financial reporting may therefore differ from prices available on other platforms or from the net amount we could realize through an actual sale.

Our principal market may change, cease supporting INJ, restrict our access, experience an outage or become less active. If observable market activity declines, we may be required to use different valuation inputs or methodologies that involve greater judgment and valuation uncertainty. Changes in the principal market or pricing methodology could result in material changes in recorded fair value and earnings.

Digital asset laws and regulations are evolving and could restrict or adversely affect our treasury activities.

The legal and regulatory treatment of digital assets, staking, digital asset custody, derivatives, stablecoins, lending and related activities continues to evolve in the United States, Canada and other jurisdictions. Regulatory authorities or courts may adopt differing or changing interpretations regarding whether a digital asset, transaction or service is subject to securities, commodities, banking, money-transmission, derivatives, tax, sanctions, anti-money-laundering, consumer-protection or other laws.

INJ or activities involving INJ could become subject to new or additional regulation, registration, licensing, reporting, custody, trading or transfer restrictions. Digital asset exchanges, custodians, lenders, validators and other counterparties on which we rely could also become subject to enforcement actions, operating restrictions or requirements that limit the services available to us.

New laws, regulations, interpretations or enforcement actions could increase compliance costs, restrict our ability to acquire, hold, stake, finance, transfer or liquidate INJ, reduce the liquidity or market value of INJ, require changes to our business strategy or expose us to fines, penalties, litigation or reputational damage. The SEC has historically emphasized disclosure of material regulatory, counterparty, custody, liquidity and market risks arising from crypto-asset activities, although its 2022 crypto-market sample letter was withdrawn in May 2025. The obligation to disclose material, company-specific risks under Item 105 and Form 10-Q nevertheless remains.

Unidentified or potentially returnable tokens could result in claims, liabilities, accounting adjustments and weaknesses in our wallet-reconciliation controls.

As of May 31, 2026, we observed 295,436 additional INJ tokens in certain wallets, with an estimated fair value of approximately $1.9 million, for which management had not confirmed the source, ownership or right to retain the tokens. These tokens were excluded from recognized Company-owned digital assets and related income pending completion of management’s assessment.

The tokens may belong to a lender, custodian, counterparty, staking participant or another third party and may be subject to return, transfer or other settlement. We may receive claims from one or more parties, and the ultimate resolution may require us to transfer the tokens, recognize a liability, incur legal or professional costs, modify previously reported accounting or strengthen our custody and wallet-reconciliation controls.

If management later determines that the tokens should have been recognized, returned or otherwise accounted for differently, we may be required to record an adjustment or, depending on materiality and the circumstances, revise or restate previously issued financial statements. The presence of unidentified tokens also indicates risks relating to completeness, ownership verification, wallet reconciliation, transaction authorization and segregation of duties in our digital asset activities.

We cannot assure investors when the ownership and nature of these tokens will be resolved or that the resolution will not materially adversely affect our financial statements, internal control over financial reporting, reputation or relationships with counterparties.

Risks Related to Related-Party and Counterparty Arrangements

Certain financing, collateral and treasury arrangements involve significant shareholders or related parties, which may create actual or perceived conflicts of interest.

The Injective Foundation became a significant shareholder following the completion of the Company’s private placement and has provided support in connection with certain financing and collateral arrangements. The Company has also entered into treasury placement, financing or related arrangements involving entities that may be affiliated with shareholders, advisors, directors or other related parties.

Related-party transactions may create actual or perceived conflicts between the interests of the related party and the interests of the Company and its other shareholders. A related party may have interests relating to financing terms, collateral, repayment, strategic decisions, token prices or other matters that differ from the interests of the Company or its unaffiliated shareholders.

Although the Company has established governance and approval procedures for related-party transactions, these procedures may not eliminate all conflicts or ensure that the terms obtained are as favorable as those that could have been obtained from an unrelated third party. Any failure to identify, disclose, review or appropriately approve a related-party transaction could result in financial loss, regulatory scrutiny, litigation, reputational harm or deficiencies in internal control over financial reporting.

If a related-party guarantee, collateral arrangement or other form of support is withdrawn, reduced, challenged or found to be unenforceable, the Company may be required to provide replacement collateral, repay financing or obtain alternative financing on unfavorable terms.

Risks Related to Our Capital Structure

Future issuances under equity-linked financing arrangements may result in substantial dilution and downward pressure on the market price of our common shares.

We have issued, and may continue to issue, common shares, warrants, pre-funded warrants, restricted share units, stock options or other equity-linked securities in connection with private placements, equity lines of credit, debt repayment, acquisitions, compensation arrangements and other financing transactions.

The issuance of additional common shares or securities convertible into or exercisable for common shares will dilute the ownership and voting interests of existing shareholders and may reduce earnings or book value per share. The degree of dilution may be significant, particularly if a financing permits shares to be issued based on market prices prevailing at the time of each issuance or if warrants and other convertible instruments become exercisable.

Sales or potential sales of a substantial number of common shares, or the perception that such sales may occur, could place downward pressure on the market price of our common shares. A decline in our share price could increase the number of shares required to raise a given amount of capital, resulting in further dilution.

Certain financing arrangements may also contain limitations based on trading volume, exchange rules, shareholder-approval requirements, registration-statement effectiveness or other conditions. We may therefore be unable to access the anticipated amount of financing when required. If equity financing is unavailable or insufficient, we may be required to use additional debt, sell digital assets or reduce operating expenditures.

Closing paragraph for Item 1A

Except as described above, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

During the nine months ended February 28, 2026, the Company issued common shares and warrants in connection with a private placement transaction pursuant to a Securities Purchase Agreement dated September 1, 2025.

Upon satisfaction of the escrow release conditions and effectiveness of the registration statement, the subscription receipts were exchanged into equity securities on January 6, 2026.

The Company issued:

●	5,776,304 common shares for aggregate gross cash proceeds of $21,949,955;
●	18,866,396 common shares in exchange for digital assets with a fair value of $31,323,740 at the date of issuance; and
●	1,039,346 warrants exercisable at $3.80 per share with a contractual term of five years.

In addition, during the period:

●	5,010 warrants were exercised, resulting in the issuance of 5,010 common shares, including:
●	5,000 warrants exercised at an exercise price of $3.00; and
●	10 warrants exercised at an exercise price of $3.80.

The securities described above were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D, as transactions not involving a public offering. The investors were accredited investors, and no general solicitation was conducted.

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of the Company’s common shares during the three months ended May 31, 2026:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Approximate dollar value of common shares that may yet be purchased under the plans or programs
March 1–31, 2026	-	$-	-	$15,000,000
April 1–30, 2026	209,292	$1.1691	209,292	$14,755,326
May 1–31, 2026	345,289	$1.1615	345,289	$14,354,272
Total	554,581	$1.1644	554,581	$14,354,272

Company announced that its Board of Directors had authorized a share repurchase program permitting the Company to repurchase common shares having an aggregate purchase price of up to $15.0 million. The program expires on December 31, 2026. Repurchases may be made from time to time through open-market transactions or other legally permissible means, subject to market conditions, applicable securities laws, liquidity requirements and other relevant factors. The program does not obligate the Company to repurchase any particular number of common shares and may be suspended, modified or discontinued at any time. All 554,581 common shares purchased during the quarter were acquired in open-market transactions under the publicly announced program and were subsequently cancelled.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Mine Safety Disclosures.

Not applicable.

Item 5 Other Information.

None.

Item 6. EXHIBITS

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document.

101.SCH* *	Inline XBRL Taxonomy Extension Schema Document.

101.CAL* *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF* *	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB* *	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2026, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINEAPPLE FINANCIAL INC.

Date: July 20, 2026	By:	/s/ Shubha Dasgupta
Shubha Dasgupta
Chief Executive Officer

Date: July 20, 2026	By:	/s/ Sarfraz Habib
Sarfraz Habib
Chief Financial Officer

